Form 10-Q
period 2009-03-31
SOUTH FINANCIAL GROUP INC
filed 2009-05-08
CIK 797871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____ to____

Commission file number 0-15083

The South Financial Group, Inc.
(Exact Name of Registrant as Specified in Its Charter)

South Carolina	57-0824914
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

102 South Main Street, Greenville, South Carolina	29601
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated filer ☒
Non-accelerated filer☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No☒.

The number of outstanding shares of the issuer’s $1.00 par value common stock as of May 4, 2009 was 85,183,488.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data) (Unaudited)

	March 31,		December 31, 2008

	2009	2008

Assets
Cash and due from banks	$152,725	$223,185	$292,219
Interest-bearing bank balances	1	10,035	166
Securities
Available for sale, at fair value	2,106,281	2,069,898	2,107,194
Held to maturity (fair value $18,460, $31,841, and $23,048, respectively)	18,039	31,468	22,709

Total securities	2,124,320	2,101,366	2,129,903

Loans held for sale (includes $16,960, $16,119, and $14,681, respectively, measured at fair value)	29,726	16,119	30,963
Loans held for investment	9,986,681	10,275,653	10,192,072
Less: Allowance for loan losses	(280,156)	(174,420)	(247,086)

Net loans held for investment	9,706,525	10,101,233	9,944,986

Premises and equipment, net	285,580	243,628	282,472
Accrued interest receivable	42,927	56,764	50,388
Goodwill	224,161	462,572	224,161
Other intangible assets, net	20,568	25,521	21,859
Other assets	698,714	491,297	625,209

Total assets	$13,285,247	$13,731,720	$13,602,326

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing retail and commercial deposits	$1,067,953	$1,108,623	$1,041,140
Interest-bearing retail and commercial deposits	6,316,548	6,466,940	6,455,810

Total retail and commercial deposits	7,384,501	7,575,563	7,496,950
Brokered deposits	1,842,577	1,875,969	1,908,767

Total deposits	9,227,078	9,451,532	9,405,717
Short-term borrowings	1,342,088	1,917,450	1,626,374
Long-term debt	931,977	799,217	707,769
Accrued interest payable	74,032	58,705	71,465
Other liabilities	157,889	126,495	170,470

Total liabilities	11,733,064	12,353,399	11,981,795

Commitments and contingencies (Note 8)	—	—	—

Shareholders’ equity
Preferred stock-no par value; authorized 10,000,000 shares; issued and outstanding 537,026, none, and 585,700 shares, respectively	518,549	—	566,379
Common stock-par value $1 per share; authorized 200,000,000 shares; issued and outstanding 84,781,160, 72,629,724, and 74,643,649 shares, respectively	84,781	72,630	74,644
Surplus	1,182,423	1,110,356	1,135,920
Retained (deficit) earnings	(291,199)	170,186	(199,540)
Accumulated other comprehensive income, net of tax	57,018	25,149	42,558
Other, net	611	—	570

Total shareholders’ equity	1,552,183	1,378,321	1,620,531

Total liabilities and shareholders’ equity	$13,285,247	$13,731,720	$13,602,326

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (Unaudited)

	Three Months Ended March 31,

	2009	2008

Interest Income
Interest and fees on loans	$124,119	$171,228
Interest and dividends on securities:
Taxable	20,548	20,392
Exempt from federal income taxes	2,234	2,693

Total interest and dividends on securities	22,782	23,085
Interest on short-term investments	1	72

Total interest income	146,902	194,385

Interest Expense
Interest on deposits	54,843	77,106
Interest on short-term borrowings	1,146	14,740
Interest on long-term debt	5,895	9,833

Total interest expense	61,884	101,679

Net Interest Income	85,018	92,706
Provision for Credit Losses	142,627	73,292

Net interest income after provision for credit losses	(57,609)	19,414
Noninterest Income	23,741	31,103
Noninterest Expenses	90,241	268,366

Loss before income taxes	(124,109)	(217,849)
Income tax benefit	(49,706)	(16,557)

Net Loss	(74,403)	(201,292)
Preferred stock dividends	(9,088)	—
Deemed dividend resulting from induced conversion	(6,475)	—
Deemed dividend resulting from accretion of discount	(844)	—
Amounts allocated to participating security holders	(1)	(137)

Net Loss Available to Common Shareholders	$(90,811)	$(201,429)

Average Common Shares Outstanding, Basic	82,223	72,449
Average Common Shares Outstanding, Diluted	82,223	72,449
Loss Per Common Share, Basic	$(1.10)	$(2.78)
Loss Per Common Share, Diluted	(1.10)	(2.78)

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data) (Unaudited)

	Shares of Common Stock	Common Stock	Preferred Stock	Surplus	Retained Earnings and Other	Accumulated Other Comprehensive Income (Loss), Net	Total

Balance, December 31, 2007	72,455,205	$72,455	$—	$1,107,601	$386,061	$(15,809)	$1,550,308
Net loss	—	—	—	—	(201,292)	—	(201,292)
Other comprehensive income, net of income tax of $23,465	—	—	—	—	—	40,958	40,958

Comprehensive loss	—	—	—	—	—	—	(160,334)

Cash dividends declared ($0.19 per common share)	—	—	—	—	(13,827)	—	(13,827)
Common stock activity:
Restricted stock plan	100,463	100	—	1,020	(79)	—	1,041
Dividend reinvestment plan	56,794	57	—	803	—	—	860
Employee stock purchase plan	5,885	6	—	80	—	—	86
Director compensation	7,775	8	—	131	—	—	139
Exercise of stock options, including income tax benefit of $6	3,602	4	—	37	—	—	41
Common stock purchased by trust for deferred compensation	—	—	—	—	(2)	—	(2)
Deferred compensation payable in common stock	—	—	—	—	2	—	2
Cumulative effect of initial application of:
SFAS 159, net of income tax of $32	—	—	—	—	60	—	60
EITF 06-4	—	—	—	—	(737)	—	(737)
Stock option expense	—	—	—	743	—	—	743
Other, net	—	—	—	(59)	—	—	(59)

Balance, March 31, 2008	72,629,724	$72,630	$—	$1,110,356	$170,186	$25,149	$1,378,321

Balance, December 31, 2008	74,643,649	$74,644	$566,379	$1,135,920	$(198,970)	$42,558	$1,620,531
Net loss	—	—	—	—	(74,403)	—	(74,403)
Other comprehensive income, net of income tax of $8,795	—	—	—	—	—	14,460	14,460

Comprehensive loss	—	—	—	—	—	—	(59,943)

Common dividends declared ($0.01 per share)	—	—	—	—	(849)	—	(849)
Preferred dividends declared	—	—	—	—	(9,088)	—	(9,088)
Accretion of discount on preferred stock	—	—	844	—	(844)	—	—
Common stock activity:
Conversion of preferred stock	9,988,306	9,988	(48,674)	45,161	(6,475)	—	—
Director compensation	74,706	75	—	55	—	—	130
Dividend reinvestment plan	30,193	30	—	35	—	—	65
Employee stock purchase plan	27,238	27	—	42	—	—	69
Restricted stock plan	17,718	18	—	516	—	—	534
Common and preferred stock released by trust for deferred compensation	—	—	—	—	50	—	50
Deferred compensation payable in stock	—	—	—	—	(9)	—	(9)
Stock option expense	—	—	—	685	—	—	685
Other, net	(650)	(1)	—	9	—	—	8

Balance, March 31, 2009	84,781,160	$84,781	$518,549	$1,182,423	$(290,588)	$57,018	$1,552,183

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Three Months Ended March 31,

	2009	2008

Cash Flows from Operating Activities
Net loss	$(74,403)	$(201,292)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, amortization, and accretion, net	9,420	8,499
Provision for credit losses	142,627	73,292
Share-based compensation expense	1,370	1,921
Loss (gain) on securities	2,954	(396)
Gain on certain derivative activities	(1,135)	(12)
Gain on sale of mortgage loans	(439)	(931)
Loss on nonperforming loans held for sale	1,838	—
(Gain) loss on early extinguishment of debt	(52)	547
Loss on disposition of premises and equipment	3	208
Loss on other real estate owned	124	187
Goodwill impairment	—	188,431
Gain on Visa IPO share redemption	—	(1,904)
Excess tax benefits from share-based compensation	—	(6)
Origination of loans held for sale	(73,539)	(66,693)
Sale of loans held for sale and principal repayments	75,716	75,366
Increase in other assets	(47,851)	(6,898)
Decrease in other liabilities	(7,825)	(19,718)

Net cash provided by operating activities	28,808	50,601

Cash Flows from Investing Activities
Sale of securities available for sale	5,729	116,582
Maturity, redemption, call, or principal repayments of securities available for sale	92,948	248,592
Maturity, redemption, call, or principal repayments of securities held to maturity	4,665	8,225
Purchase of securities available for sale	(67,437)	(401,633)
Origination of loans held for investment, net of principal repayments	47,867	(95,008)
Sale of loans originally held for investment	9,783	—
Sale of other real estate owned	2,965	836
Sale of premises and equipment	5	5
Purchase of premises and equipment	(15,781)	(14,858)

Net cash provided by (used for) investing activities	80,744	(137,259)

Cash Flows from Financing Activities
Decrease in deposits, net	(178,525)	(342,342)
(Decrease) increase in short-term borrowings	(284,313)	279,539
Issuance of long-term debt	250,000	175,000
Payment of long-term debt	(26,413)	(75,980)
Cash dividends paid on common stock	(747)	(13,796)
Cash dividends paid on preferred stock	(9,341)	—
Excess tax benefits from share-based compensation	—	6
Other common stock activity	128	926

Net cash (used for) provided by financing activities	(249,211)	23,353

Net change in cash and cash equivalents	(139,659)	(63,305)
Cash and cash equivalents at beginning of year	292,385	296,525

Cash and cash equivalents at end of period	$152,726	$233,220

Supplemental Cash Flow Data
Interest paid, net of amounts capitalized	$59,376	$114,308
Income tax payments, net	487	366
Significant non-cash investing and financing transactions:
Unrealized gain on available for sale securities	32,306	45,799
Conversion of preferred stock into common stock	48,674	—
Loans transferred from held for investment to held for sale	10,710	—
Loans transferred to other real estate owned	35,655	1,421

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 1 – General

          The foregoing unaudited Consolidated Financial Statements and Notes are presented in accordance with the instructions for the Securities and Exchange Commission Quarterly Report on Form 10-Q. “TSFG” refers to The South Financial Group, Inc. and subsidiaries, except where the context requires otherwise. The information contained in the Notes to Consolidated Financial Statements included in TSFG’s Annual Report on Form 10-K for the year ended December 31, 2008 should be referred to in connection with the reading of these unaudited interim Consolidated Financial Statements. The Consolidated Balance Sheet at December 31, 2008 is derived from TSFG’s Consolidated Audited Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature.

Nature of Operations

          TSFG is a bank holding company headquartered in Greenville, South Carolina that offers a broad range of financial products and services, including banking, merchant processing, mortgage, treasury services, and wealth management (which consists of benefits administration, insurance, retail investment, and trust and investment management). TSFG’s banking subsidiary Carolina First Bank conducts banking operations in South Carolina and North Carolina (as Carolina First), in Florida (as Mercantile), and on the Internet (as Bank CaroLine). TSFG also owns several non-bank subsidiaries. At March 31, 2009, TSFG operated through 83 branch offices in South Carolina, 70 in Florida, and 27 in North Carolina. In South Carolina, the branches are primarily located in the state’s largest metropolitan areas. The Florida operations are principally concentrated in the Jacksonville, Orlando, Tampa Bay, Southeast Florida, and Gainesville areas. The North Carolina branches are primarily located in the Hendersonville and Asheville areas of western North Carolina and in the Wilmington area of eastern North Carolina.

Accounting Estimates and Assumptions

          The preparation of the Consolidated Financial Statements and accompanying notes requires management of TSFG to make a number of estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the period. Actual results could differ significantly from these estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and reserve for unfunded lending commitments, for the effectiveness of derivative and other hedging activities, the fair value of certain financial instruments (securities, derivatives, and privately held investments), income tax assets or liabilities (including deferred tax assets and any related valuation allowance), share-based compensation, and accounting for acquisitions, including the fair value determinations, the analysis of goodwill impairment and the analysis of valuation allowances in the initial accounting of loans acquired. To a lesser extent, significant estimates are also associated with the determination of contingent liabilities, discretionary compensation, and expense associated with other employee benefit agreements.

Principles of Consolidation

          The Consolidated Financial Statements include the accounts of The South Financial Group, Inc. and all other entities in which it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

          Certain prior year amounts have been reclassified to conform to the 2009 presentations.

Recently Adopted Accounting Pronouncements

     Fair Value Measurements

          Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements,” defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. TSFG adopted SFAS 157 for its financial assets and liabilities on January 1, 2008 with no significant impact on its Consolidated Financial Statements. FASB Staff Position FAS 157-2 (“FSP 157-2”) delayed the effective date of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis until fiscal years beginning after November 15, 2008. As a result, TSFG adopted this standard for nonfinancial assets and liabilities effective January 1, 2009 with no significant impact on its Consolidated Financial Statements.

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

     Noncontrolling Interests in Consolidated Financial Statements

          SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which was previously referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. TSFG adopted SFAS 160 effective January 1, 2009 with no significant impact on its Consolidated Financial Statements.

     Disclosures about Derivative Instruments and Hedging Activities

          SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. TSFG adopted SFAS 161 effective January 1, 2009 and has included the required disclosures in Note 7.

     Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

          FASB Staff Position EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. TSFG adopted FSP EITF 03-6-1 effective January

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

1, 2009 and has determined that certain of its outstanding nonvested restricted stock and restricted stock units are participating securities. Accordingly, earnings per common share has been computed using the two-class method. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method.

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

Recently Issued Accounting Pronouncements

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly

          FASB Staff Position FAS 157-4 (“FSP FAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also provides guidance for determining when a transaction is an orderly one. FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009, and TSFG does not expect the adoption of this standard to have a significant impact on its Consolidated Financial Statements.

     Interim Disclosures about Fair Value of Financial Instruments

          FASB Staff Position FAS 107-1 and APB 28-1 (“FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments,” amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28 to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, and TSFG does not expect the adoption of this standard to have a significant impact on its Consolidated Financial Statements.

     Recognition and Presentation of Other-Than-Temporary Impairments

          FASB Staff Position FAS 115-2 and FAS 124-2 (“FSP FAS 115-2”), “Recognition and Presentation of Other-Than-Temporary Impairments,” amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 is effective for interim reporting periods ending after June 15, 2009, and TSFG does not expect the adoption of this standard to have a significant impact on its Consolidated Financial Statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 2 – Noninterest Income and Noninterest Expense

          The following presents the details for noninterest income and noninterest expense (in thousands):

	Three Months Ended March 31,

	2009	2008

Noninterest Income
Service charges on deposit accounts	$9,268	$10,429
Debit card income, net	1,925	1,876
Customer service fee income	1,209	1,331

Total customer fee income	12,402	13,636

Insurance income	2,457	3,060
Retail investment services, net	2,010	1,546
Trust and investment management income	1,465	1,666
Benefits administration fees	642	756

Total wealth management income	6,574	7,028

Bank-owned life insurance income	2,502	3,147
Mortgage banking income	1,205	1,485
Gain on certain derivative activities	1,135	12
Merchant processing income, net	610	857
(Loss) gain on securities	(2,954)	396
Gain on Visa IPO share redemption	—	1,904
Other (1)	2,267	2,638

Total noninterest income	$23,741	$31,103

Noninterest Expenses
Salaries and wages	$35,191	$34,853
Employee benefits	8,923	9,298
Occupancy	9,436	8,623
Furniture and equipment	6,945	6,383
Loan collection and foreclosed asset expense	4,891	1,079
Regulatory assessments	4,655	2,077
Professional services	4,507	3,527
Project NOW expense	1,298	—
Loss on nonperforming loans held for sale	1,838	—
Telecommunications	1,526	1,423
Amortization of intangibles	1,291	1,658
Advertising and business development	1,281	2,471
Loss on repurchase of auction rate securities	676	—
Loss on other real estate owned (1)	124	187
(Gain) loss on early extinguishment of debt	(52)	547
Goodwill impairment	—	188,431
Visa-related litigation	—	(863)
Other	7,711	8,672

Total noninterest expenses	$90,241	$268,366

(1)	In fourth quarter 2008, TSFG reclassified loss on other real estate owned from noninterest income to noninterest expense. Prior periods have been reclassified to conform to the current presentation.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 3 – Accumulated Other Comprehensive Income (Loss)

          The following summarizes accumulated other comprehensive income (loss), net of tax (in thousands):

	Three Months Ended March 31,

	2009	2008

Net Unrealized Gains (Losses) on Securities Available for Sale
Balance at beginning of period	$6,890	$(30,765)
Other comprehensive income:
Unrealized holding gains arising during the period	32,301	46,425
Income tax expense	(11,961)	(17,165)
Less: Reclassification adjustment for losses (gains) included in net income	5	(626)
Income tax (benefit) expense	(2)	219

	20,343	28,853

Balance at end of period	27,233	(1,912)

Net Unrealized Gains on Cash Flow Hedges
Balance at beginning of period	35,668	14,956
Other comprehensive (loss) income:
Unrealized gain on change in fair values	3,888	22,665
Income tax expense	(1,361)	(7,933)
Less: Reclassification adjustment for gains included in net income	(12,939)	(4,041)
Income tax expense	4,529	1,414

	(5,883)	12,105

Balance at end of period	29,785	27,061

	$57,018	$25,149

Total other comprehensive income	$14,460	$40,958
Net loss	(74,403)	(201,292)

Comprehensive loss	$(59,943)	$(160,334)

Note 4 – Gross Unrealized Losses on Investment Securities

          Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in an unrealized loss position, were as follows (in thousands):

	March 31, 2009

	Less than 12 Months		12 Months or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available for Sale
Agency mortgage-backed securities	$18,097	$136	$197,965	$1,462	$216,062	$1,598
Private label mortgage-backed securities	—	—	12,462	1,278	12,462	1,278
State and municipals	4,707	116	891	18	5,598	134
Other investments	980	398	527	492	1,507	890

	$23,784	$650	$211,845	$3,250	$235,629	$3,900

Securities Held to Maturity
State and municipals	$1,236	$19	$—	$—	$1,236	$19

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2008

	Less than 12 Months		12 Months or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available for Sale
Agency mortgage-backed securities	$342,792	$3,062	$399,557	$10,447	$742,349	$13,509
Private label mortgage-backed securities	12,771	2,079	—	—	12,771	2,079
State and municipals	4,230	148	1,854	32	6,084	180
Other investments	369	128	700	319	1,069	447

	$360,162	$5,417	$402,111	$10,798	$762,273	$16,215

Securities Held to Maturity
State and municipals	$—	$—	$1,036	$4	$1,036	$4

          At March 31, 2009, TSFG had 67 individual investments that were in an unrealized loss position. The unrealized losses summarized above, except for other investments, were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The majority of these securities are government or agency securities and, therefore, pose minimal credit risk. TSFG believes it has the ability and intent to hold these debt securities until a market price recovery or maturity. Therefore, at March 31, 2009, these investments are not considered impaired on an other-than-temporary basis. TSFG’s other investments with unrealized losses are not considered impaired on an other-than-temporary basis due to lack of severity and duration of the impairment.

          TSFG also invests in limited partnerships, limited liability companies (LLC’s) and other privately held companies. These investments are included in other assets. In first quarter 2009, TSFG recorded $2.9 million in other-than-temporary impairment on these investments. At March 31, 2009, TSFG’s investment in these entities totaled $15.0 million, of which $5.2 million were accounted for under the cost method and $9.8 million were accounted for under the equity method.

          Also included in other assets are $6.2 million of various auction rate preferred securities which TSFG repurchased during first quarter 2009 from brokerage customers who purchased the securities during 2007. Currently, the market for these securities is illiquid and TSFG recorded a loss of $676,000 during first quarter 2009 to adjust these securities to estimated fair value.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 5 – Loans

          The following is a summary of loans by category (in thousands):

	March 31, 2009	December 31, 2008

Commercial Loans
Commercial and industrial	$2,645,871	$2,722,611
Commercial owner - occupied real estate	1,285,530	1,270,746
Commercial real estate	4,042,871	4,074,331

	7,974,272	8,067,688

Consumer Loans
Indirect - sales finance	573,653	635,637
Consumer lot loans	198,032	225,486
Direct retail	90,999	95,397
Home equity	813,015	813,201

	1,675,699	1,769,721

Mortgage Loans	336,710	354,663

Loans held for investment	9,986,681	10,192,072
Loans held for sale	29,726	30,963

Total loans	$10,016,407	$10,223,035

Included in the above:
Nonaccrual loans held for investment	$422,950	$349,382
Nonaccrual loans held for sale	12,766	16,282
Loans past due 90 days still accruing interest	6,444	47,481

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

	At and For the Three Months Ended March 31, 2009	At and For the Year Ended December 31, 2008

Impaired loans with specific allowance	$283,259	$193,280
Impaired loans with no specific allowance	91,781	94,217

Total impaired loans	$375,040	$287,497

Related allowance	$66,988	$44,418
Interest income recognized	158	112
Foregone interest	3,004	14,439

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 6 – Allowance for Credit Losses

          The allowance for loan losses, reserve for unfunded lending commitments, and allowance for credit losses are presented below (in thousands):

	At and For the Three Months Ended March 31,		At and For the Year Ended December 31, 2008

	2009	2008

Allowance for loan losses
Balance at beginning of year	$247,086	$126,427	$126,427
Provision for loan losses	142,146	72,964	344,069
Loans charged-off	(110,443)	(27,583)	(230,961)
Recoveries of loans previously charged off	1,367	2,612	7,551

Balance at end of period	$280,156	$174,420	$247,086

Reserve for unfunded lending commitments
Balance at beginning of year	$2,788	$2,268	$2,268
Provision for unfunded lending commitments	481	328	520

Balance at end of period	$3,269	$2,596	$2,788

Allowance for credit losses
Balance at beginning of year	$249,874	$128,695	$128,695
Provision for credit losses	142,627	73,292	344,589
Loans charged-off	(110,443)	(27,583)	(230,961)
Recoveries of loans previously charged off	1,367	2,612	7,551

Balance at end of period	$283,425	$177,016	$249,874

Note 7 – Derivative Financial Instruments and Hedging Activities

          TSFG is exposed to certain risks arising from both its ongoing business operations and economic conditions. The Company principally manages its exposure to a wide variety of business and operational risks through management of its core business activities. TSFG manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, TSFG enters into derivative financial instruments to manage exposure that arises from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage the differences in the amount, timing, and duration of known or expected cash receipts and known or expected cash payments, principally related to certain variable-rate loan assets and fixed-rate borrowings.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

          The fair value of TSFG’s derivative assets and liabilities (included in other assets and other liabilities on the consolidated balance sheet) and their related notional amounts (in thousands) are presented below.

	March 31, 2009			December 31, 2008

	Fair Value		Notional Amount	Fair Value		Notional Amount

	Asset	Liability		Asset	Liability

Derivatives designated as hedging instruments under SFAS 133:
Cash flow hedges
Interest rate swaps associated with lending activities	$41,569	$—	$1,635,000	$48,766	$—	$1,670,000
Interest rate floor associated with lending activities	4,590	—	200,000	6,873	—	200,000

Fair value hedges
Interest rate swaps associated with brokered CDs	3,079	783	146,487	2,491	1,376	220,352

Total derivatives designated as hedging instruments under SFAS 133	$49,238	$783	$1,981,487	$58,130	$1,376	$2,090,352

Derivatives not designated as hedging instruments under SFAS 133:
Interest rate swaps	$611	$—	$20,000	$—	$—	$—
Forward foreign currency contracts	1,243	1,243	7,888	1,660	1,660	11,063
Customer swap contracts	44,249	45,396	1,053,246	44,067	44,882	984,897
Options, interest rate swaps and other	3,488	3,733	205,454	3,481	4,652	162,243

Total derivatives not designated as hedging instruments under SFAS 133	$49,591	$50,372	$1,286,588	$49,208	$51,194	$1,158,203

Total derivatives	$98,829	$51,155	$3,268,075	$107,338	$52,570	$3,248,555

     Cash Flow Hedges of Interest Rate Risk

          TSFG’s objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floors designated as cash flow hedges involve the receipt of payments from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium.

          The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash inflows associated with existing pools of prime and LIBOR-based loan assets. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2009, the Company recognized a loss of $174,000 for hedge ineffectiveness attributable to a mismatch between the swap notional and the aggregate principal amount of the designated loan pools. In addition, one swap failed to qualify for hedge accounting due to this mismatch; accordingly, the change in fair value of the swap during the three months ended March 31, 2009 of $221,000 has been recognized directly in earnings as a loss. The fair value of this swap at March 31, 2009 and its change in fair value during the three months ended March 31, 2009 are disclosed under the sections entitled “Derivatives Not Designated as Hedging Instruments under SFAS 133” throughout this footnote. No hedge ineffectiveness was recognized during the three months ended March 31, 2008.

          Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. During the three months ended March 31, 2009, the Company accelerated the reclassification of an unrealized gain in accumulated other comprehensive income of $832,000 to earnings as a result of the hedged forecasted transactions becoming probable not to occur.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

During the next twelve months, the Company estimates that $32.8 million will be reclassified as an increase to interest income. With respect to cash flow hedges, forecasted transactions are being hedged through 2012.

     Fair Value Hedges of Interest Rate Risk

          TSFG is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in the benchmark interest rate, LIBOR, as well as to overall changes in fair value for certain other fixed-rate obligations. The Company uses interest rate swaps to convert the payment profile on certain brokered CDs from a fixed rate to a floating rate based on LIBOR and to similarly convert exposure taken on through the issuance of equity-linked and inflation-indexed certificates of deposit. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.

          For derivatives that are designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three months ended March 31, 2009 and 2008, the Company recognized a gain of $594,000 and $1.3 million, respectively, related to hedge ineffectiveness and amounts excluded from effectiveness testing. The net impact of the Company’s fair value hedges to interest expense for the three months ended March 31, 2009 and 2008, which includes net settlements on the derivatives and any amortization of the basis adjustment in the hedged items, was a reduction to interest expense of $1.2 million and $1.9 million, respectively.

     Non-designated Hedges

          Derivatives not designated as hedges are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of SFAS 133. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2009, the Company had one outstanding derivative with a notional of $20 million that failed to qualify for hedge accounting and was, therefore, no longer designated as a hedge in qualifying hedging relationship.

          Additionally, TSFG offers programs that permit its customers to hedge various risks, including fluctuations in interest rates and foreign exchange rates. Through these programs, derivative contracts are executed between the customers and TSFG. Offsetting contracts are executed between TSFG and selected third parties to hedge market risk created through the customer contracts. The interest rates on the third party contracts are identical to the interest rates on the customer contracts. As a result, the change in fair value of the customer contracts will generally be offset by the change in fair value of the related third-party contracts, with the exception of any credit valuation adjustments that may be recorded. Customer contracts are frequently interest rate swaps in conjunction with floating rate loans to achieve fixed rate financing and foreign exchange forward contracts to manage currency risk associated with non-dollar denominated transactions.

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

          The Company enters into forward sales commitments of closed mortgage loans to third parties at a specified price. The forward sales commitments are entered into to economically hedge the change in fair value of the underlying mortgage loans. The change in the value of the forward sales commitments is recognized through current period

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

earnings. TSFG accounts for its portfolio of mortgage loans held for sale at fair value pursuant to SFAS 159, so these changes are also recognized through current period earnings.

     Effect of Derivative Instruments on the Consolidated Statements of Operations

          The effect of derivative instruments on the consolidated statements of operations is presented in the tables below (in thousands):

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2009	2008		2009	2008		2009	2008

Interest rate swaps associated with lending activities	$3,666	$17,829	Interest income	$9,919	$3,273	Gain on certain derivative activities	$(174)	$—
			Gain on certain
			derivative activities	944	—		—	—

Interest rate floor associated with lending activities	222	4,836	Interest income	2,250	768		—	—

	$3,888	$22,665		$13,113	$4,041		$(174)	$—

Derivatives in Statement 133 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item

		Three Months Ended March 31,		Three Months Ended March 31,
		2009	2008	2009	2008

Interest rate swaps associated with brokered CDs	Gain on certain derivative activities	$1,210	$10,708	$(616)	$(9,399)

Derivatives Not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative

		Three Months Ended March 31,
		2009	2008

Interest rate swaps	Gain on certain derivative activities	$(221)	$—
Forward foreign currency contracts	Gain on certain derivative activities	—	—
Customer swap contracts	Other noninterest income	574	951
Customer swap contracts	Gain on certain derivative activities	—	(144)
Mortgage forward contracts	Mortgage banking income	49	(58)
Other contracts	Gain on certain derivative activities	(8)	(1,153)

		$394	$(404)

     Credit-risk-related Contingent Features

          TSFG has agreements with its derivative counterparties that contain a provision in which if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

          Furthermore, certain of TSFG’s derivative instruments contain provisions that require the Company to maintain its status as a well / adequate capitalized institution and/or the Company’s debt to maintain a certain credit rating from one or more of the major credit rating agencies. If TSFG violated either of these provisions, the

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.

          As of March 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $17.9 million. As of March 31, 2009 the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $14.8 million. If the Company had breached any of these provisions at March 31, 2009 it could have been required to settle its obligations under the agreements at the termination value ($17.9 million) and could have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty (up to $12.7 million).

          During April 2009, Fitch Ratings lowered the long-term and short-term Issuer Default Ratings for TSFG and Carolina First Bank, to ‘BB+/B’ from ‘BBB-/F3’. As a result, the one counterparty whose derivative instrument references Fitch Ratings demanded additional collateral, which represented $786,000 of the potential increase in collateral mentioned above.

Note 8 – Commitments and Contingent Liabilities

     Legal Proceedings

          TSFG is currently subject to various legal proceedings, including the litigation discussed below, and claims arising in the ordinary course of business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not be expected to materially affect TSFG’s consolidated financial position or results of operations, except to the extent indicated in the discussion below.

          In March 2009, Carolina First Bank was named as a defendant in a complaint filed in the In re Louis J. Pearlman bankruptcy pending in the United States Bankruptcy Court, Middle District of Florida, Orlando Division. The complaint seeks, among other things, to avoid certain fraudulent transfers Carolina First allegedly received and alleges approximately $24 million in compensatory damages, plus punitive damages. TSFG intends to vigorously defend the allegations and has moved to dismiss the complaint, or in the alternative, for a more definite statement. In April 2009, Bank of America, Fifth Third Bank, Carolina First Bank, Sun Trust Bank, and Dun & Bradstreet, Inc. were named as defendants in a complaint captioned Elizabeth Groom, et. al v. Bank of America, et. al, which is pending in the United States District Court for the Middle District of Florida. The Groom complaint seeks unspecified damages relating to individual investor losses resulting from a “Ponzi scheme” allegedly orchestrated by Louis J. Pearlman over a period spanning several decades. Carolina First Bank has not yet responded to the complaint but intends to vigorously defend the allegations made against it. TSFG cannot determine the probability of a material adverse result relating to these two complaints. An adverse resolution of these matters could be material to TSFG’s results of operations.

     Recourse Reserve

          As part of its 2004 acquisition of Florida Banks, Inc. (“Florida Banks”), TSFG acquired a recourse reserve associated with loans previously sold from Florida Banks’ wholesale mortgage operation. This recourse requires the repurchase of loans at par plus accrued interest from the buyer, upon the occurrence of certain events. At March 31, 2009, the estimated recourse reserve liability, included in other liabilities, totaled $6.0 million. TSFG will continue to evaluate the reserve level and may make adjustments through earnings as more information becomes known. There can be no guarantee that any liability or cost arising out of this matter will not exceed any established reserves.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Expanded Corporate Facilities

          During 2005, TSFG initiated plans for a “corporate campus” to meet current and future facility needs and serve as the primary headquarters for its banking operations. Through March 31, 2009, TSFG had invested approximately $75 million in the project (which is included in premises and equipment on the consolidated balance sheet as construction in progress) and had entered into additional contractual commitments of approximately $13 million.

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

	Outstanding Commitments

	March 31, 2009	December 31, 2008

Loan commitments:
Commercial, industrial, and other	$1,390,053	$1,296,635
Commercial owner-occupied and commercial real estate	274,086	324,360
Home equity loans	458,031	477,777
Standby letters of credit	220,148	213,960
Documentary letters of credit	638	941
Unused business credit card lines	32,222	33,836

Total	$2,375,178	$2,347,509

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 9 – Preferred Stock

          In January 2009, 48,674 shares of mandatorily convertible preferred stock were converted into approximately 10.0 million common shares, which included 2.5 million shares issued as an inducement to convert.

          The following is a summary of TSFG’s preferred stock at and for the quarter ended March 31, 2009:

	Shares

	Balance, Beginning of Period	Converted	Balance, End of Period	Value ($000s)

Series 2008ND-V	51,341	(10,689)	40,652	$40,652
Series 2008ND-NV	177,639	(37,985)	139,654	139,654
Series 2008D-V	2,248	—	2,248	2,248
Series 2008D-NV	7,472	—	7,472	7,472

Mandatorily convertible preferred stock	238,700	(48,674)	190,026	190,026

Series 2008-T	347,000	—	347,000	347,000
Less discount originally attributable to the Warrant issued to the Treasury Department, net of accretion	—	—	—	(18,477)

Series 2008-T, net	347,000	—	347,000	328,523

Total preferred stock	585,700	(48,674)	537,026	$518,549

Note 10 – Average Share Information

          The following is a summary of the basic and diluted average common shares outstanding and loss per share calculations (in thousands, except share and per share data):

	Three Months Ended March 31,

	2009	2008

Net loss available to common shareholders (numerator)	$(90,811)	$(201,429)

Basic
Average common shares outstanding (denominator)	82,223,190	72,449,437
Loss per share	$(1.10)	$(2.78)

Diluted
Average common shares outstanding	82,223,190	72,449,437
Average dilutive potential common shares	—	—

Average diluted shares outstanding (denominator)	82,223,190	72,449,437

Loss per share	$(1.10)	$(2.78)

          For the three months ended March 31, 2009 and 2008, options to purchase an additional 4.6 million and 3.9 million shares, respectively, of common stock were outstanding but were not included in the computation of diluted earnings per share because either their inclusion would have had an antidilutive effect or the exercise price of the option was greater than the average market price of the common shares. Also excluded from the computation of diluted earnings per share for the three months ended March 31, 2009 because of their antidilutive effect were 29.2 million shares of common stock related to mandatorily convertible preferred stock, 10.1 million shares of common stock related to warrants, and 288,000 shares of common stock related to restricted stock and restricted stock units granted under equity incentive programs.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 11 – Fair Value Disclosures

          TSFG carries certain financial instruments at fair value on a recurring basis, specifically mortgage loans held for sale (in accordance with SFAS 159), securities available for sale, and derivative assets and liabilities. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. TSFG determines the fair values of its financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

          The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2009

	Total	Level 1	Level 2	Level 3

Securities available for sale	$2,106,281	$155,091	$1,904,841	$46,349
Loans held for sale	16,960	—	16,960	—
Derivative assets	98,829	—	94,294	4,535

Total	$2,222,070	$155,091	$2,016,095	$50,884

Derivative liabilities	$51,155	$—	$47,793	$3,362

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2008

	Total	Level 1	Level 2	Level 3

Securities available for sale	$2,107,194	$155,938	$1,915,154	$36,102
Loans held for sale	14,681	—	14,681	—
Derivative assets	107,338	—	103,998	3,340

Total	$2,229,213	$155,938	$2,033,833	$39,442

Derivative liabilities	$52,570	$—	$48,820	$3,750

          The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Three months ended March 31,

	2009		2008

	Securities available for sale	Net derivative assets (liabilities)	Securities available for sale	Net derivative assets (liabilities)

Balance, beginning of period	$36,102	$(410)	$37,735	$370
Total net gains included in net income	—	1,583	—	2,192
Purchases, sales, issuances and settlements, net	10,247	—	4,162	—

Balance, end of period	$46,349	$1,173	$41,897	$2,562

Net gains included in net income relating to assets/liabilities held at period-end	$—	$1,583	$—	$2,192

          For the three months ended March 31, 2009, the $1.6 million gain in the table above was included in noninterest income, specifically gain on certain derivative activities ($1.5 million) and mortgage banking income ($115,000). For the three months ended March 31, 2008, the entire gain of $2.2 million was included in gain on certain derivative activities.

          Also, we may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still reflected in the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at period end (in thousands).

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

	Carrying value at period end				Total gains (losses) for period ended

	Total	Level 1	Level 2	Level 3

March 31, 2009
Loans held for investment (1)	$296,071	$—	$—	$296,071	$(76,152)
Loans held for sale (2)	12,766	—	—	12,766	(1,356)
Private equity investments (3)	3,210	—	—	3,210	(2,949)
Other real estate owned (4)	20,392	—	—	20,392	(7,552)

					$(88,009)

March 31, 2008
Loans held for investment (1)	$173,119	$—	$—	$173,119	$(41,325)
Private equity investments (3)	359	—	—	359	(229)

					$(41,554)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral.

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

(3)	Write-downs of private equity investments are included in gain (loss) on securities.

(4)

Represents carrying value and related write-downs of other real estate owned carried at lower of cost or fair value. The write-downs were recorded as charge-offs against the allowance for loan losses prior to transfer to other real estate owned and as noninterest expense subsequent to transfer.

     Fair Value Option

          At March 31, 2009 and December 31, 2008, mortgage loans held for sale for which the fair value option was elected had an aggregate fair value of $17.0 million and $14.7 million, respectively, and an aggregate outstanding principal balance of $17.0 million and $14.6 million, respectively. Interest income on these loans is calculated based on the note rate of the loan and is recorded in interest income in the income statement. During first quarter 2009 and 2008, net losses resulting from changes in fair value of these loans of $100,000 and $19,000, respectively, were recorded in mortgage banking income. These changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Note 12 – Income Taxes

          The effective income tax benefit as a percentage of pretax loss was 40.1% for first quarter 2009 and 7.6% for first quarter 2008. The first quarter 2009 tax benefit exceeded the statutory U.S. federal tax rate primarily due to the impact of permanent tax preference items and credits. The first quarter 2008 tax benefit was driven by the impact of the non-deductible goodwill impairment.

          On an ongoing basis, TSFG evaluates its deferred tax assets for realizability. Although realization is not assured, management believes the recorded deferred tax assets, beyond the REIT capital loss and the South Carolina non-bank net operating loss (which currently have a valuation allowance recorded as reported in Note 14 to the Consolidated Financial Statements included in TSFG’s Annual Report on Form 10-K for the year ended December 31, 2008) are fully recoverable based on the ability to carry back losses, forecasts of future taxable income, and current forecasts for the periods through which losses may be carried forward. At March 31, 2009, the net deferred tax asset totaled $65.3 million, which is supported by the expectation of future taxable income sufficient to realize the net deferred tax asset. The amount of future taxable income required is approximately $257 million in the carryforward period, which is currently 20 years. Going forward, if operating losses continue the deferred tax asset will continue to increase. Should the expectations of future profitability change, a valuation allowance may be established if management believes any portion of the deferred tax asset will not be realized.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 13 – Business Segments

          TSFG’s banking subsidiary Carolina First conducts banking operations in South Carolina and North Carolina (as Carolina First) and in Florida (as Mercantile). Carolina First and Mercantile are TSFG’s primary reportable segments for management financial reporting. This business segment structure along geographic lines is consistent with the way management internally reviews financial information and allocates resources. Each geographic bank segment consists of commercial and consumer lending and full service branches in its geographic region with its own management team. The branches provide a full range of traditional banking products as well as treasury services, merchant services, wealth management and mortgage banking services. The “Other” column includes the investment securities portfolio, indirect lending, treasury, parent company activities, bank-owned life insurance, net intercompany eliminations, various nonbank subsidiaries (including insurance, financial planning, and retirement plan administration subsidiaries), equity investments, and certain other activities not currently allocated to the aforementioned segments.

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

	Carolina First	Mercantile	Other	Total

Three Months Ended March 31, 2009
Net interest income before inter-segment income (expense)	$39,865	$18,374	$26,779	$85,018
Inter-segment interest income (expense)	8,216	13,189	(21,405)	—

Net interest income	48,081	31,563	5,374	85,018
Provision for credit losses (1)	46,172	87,910	8,545	142,627
Noninterest income	13,439	5,355	4,947	23,741
Other noninterest expenses - direct (2)	26,107	20,026	44,108	90,241

Contribution before allocation	(10,759)	(71,018)	(42,332)	(124,109)
Noninterest expenses - allocated (3)	23,198	13,276	(36,474)	—

Contribution before income taxes	$(33,957)	$(84,294)	$(5,858)	(124,109)

Income tax benefit				(49,706)

Net loss				$(74,403)

March 31, 2009
Total assets	$5,885,400	$3,374,041	$4,025,806	$13,285,247
Total loans held for investment	5,622,693	3,346,437	1,017,551	9,986,681
Total deposits	4,246,799	3,066,580	1,913,699	9,227,078
Total goodwill	203,800	—	20,361	224,161

Three Months Ended March 31, 2008
Net interest income before inter-segment income (expense)	$54,013	$35,276	$3,417	$92,706
Inter-segment interest income (expense)	2,780	1,109	(3,889)	—

Net interest income	56,793	36,385	(472)	92,706
Provision for credit losses (1)	16,144	56,340	808	73,292
Noninterest income	13,951	6,925	10,227	31,103
Goodwill impairment	—	188,431	—	188,431
Noninterest expenses - direct (2)	21,798	15,627	42,510	79,935

Contribution before allocation	32,802	(217,088)	(33,563)	(217,849)
Noninterest expenses - allocated (3)	22,379	15,102	(37,481)	—

Contribution before income taxes	$10,423	$(232,190)	$3,918	(217,849)

Income tax benefit				(16,557)

Net loss				$(201,292)

March 31, 2008
Total assets	$5,916,836	$3,941,698	$3,873,186	$13,731,720
Total loans held for investment	5,624,111	3,673,300	978,242	10,275,653
Total deposits	4,525,233	2,967,750	1,958,549	9,451,532
Total goodwill	203,800	239,456	19,316	462,572

(1)	In 2009, TSFG began allocating provision expense using an expected loss methodology. Prior periods reflect a more general allocation.

(2)	Noninterest expenses – direct include the direct costs of the segment’s operations such as facilities, personnel, and other operating expenses.

(3)

Noninterest expenses – allocated includes expenses not directly attributable to the segments, such as information services, operations, human resources, accounting, finance, treasury, and corporate incentive plans.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis are presented to assist in understanding the financial condition, changes in financial condition, results of operations, and cash flows of The South Financial Group, Inc. and its subsidiaries (collectively, “TSFG”), except where the context requires otherwise. TSFG may also be referred to herein as “we”, “us”, or “our.” This discussion should be read in conjunction with the consolidated financial statements appearing in this report as well as TSFG’s Annual Report on Form 10-K for the year ended December 31, 2008. Results of operations for the three months ended March 31, 2009 are not necessarily indicative of results that may be attained for any other period.

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

Forward-Looking Statements

          This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements may be identified by the use of such words as: “estimate”, “anticipate”, “expect”, “believe”, “intend”, “plan”, or words of similar meaning, or future or conditional verbs such as “may”, “intend”, “could”, “will”, or “should”. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from those in such statements. A variety of factors may affect the operations, performance, business strategy and results of TSFG including, but not limited to, the following:

•	risks from changes in economic, monetary policy, and industry conditions;

•	changes in interest rates, shape of the yield curve, deposit rates, the net interest margin, and funding sources;

•	market risk (including net interest income at risk analysis and economic value of equity risk analysis) and inflation;

•	risks inherent in making loans including repayment risks and changes in the value of collateral;

•	loan growth, loan sales, the adequacy of the allowance for credit losses, provision for credit losses, and the assessment of problem loans (including loans acquired via acquisition);

•	continued deterioration in the overall credit environment;

•	level, composition, and repricing characteristics of the securities portfolio;

•	deposit growth, change in the mix or type of deposit products, and cost of deposits;

•	loss of deposits due to perceived capital weakness or otherwise;

•	availability of wholesale funding;

•	adequacy of capital and future capital needs;

•	fluctuations in consumer spending;

•	competition in the banking industry and demand for our products and services;

•	continued availability of senior management;

•	technological changes;

•	ability to increase market share;

•	income and expense projections, ability to control expenses, and expense reduction initiatives;

•	changes in the compensation, benefit, and incentive plans, including compensation accruals;

•	risks associated with income taxes, including the potential for adverse adjustments and the failure to realize deferred tax assets;

•

acquisitions, greater than expected deposit attrition or customer loss, inaccuracy of related cost savings estimates, inaccuracy of estimates of financial results, and unanticipated integration issues;

•	valuation of goodwill and intangibles and any potential future impairment;

•	significant delay or inability to execute strategic initiatives designed to grow revenues;

•	changes in management’s assessment of and strategies for lines of business, asset, and deposit categories;

•	changes in accounting policies and practices;

•	changes in the evaluation of the effectiveness of our hedging strategies;

•	changes in regulatory actions, including the potential for adverse adjustments;

•	changes, costs, and effects of litigation, and environmental remediation;

•	any potential participation in one or more governmental capital programs such as the U.S. Treasury’s Capital Assistance Program (“CAP”); and

•	recently-enacted or proposed legislation.

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

Overview

          The South Financial Group is a bank holding company, headquartered in Greenville, South Carolina, with $13.3 billion in total assets and 180 branch offices in South Carolina, Florida, and North Carolina at March 31, 2009. Founded in 1986, TSFG focuses on attractive Southeastern banking markets which have historically experienced long-

term growth. TSFG operates Carolina First Bank, which conducts banking operations in North Carolina and South Carolina (as Carolina First), in Florida (as Mercantile), and on the Internet (as Bank Caroline). At March 31, 2009, approximately 45% of TSFG’s customer deposits (total deposits less brokered deposits) were in South Carolina, 42% were in Florida, and 13% were in North Carolina.

          TSFG targets small business, middle market companies and retail consumers. TSFG strives to combine personalized customer service and local decision-making, typical of community banks, with a full range of financial services normally found at larger regional institutions.

          TSFG reported a net loss available to common shareholders of $90.8 million, or $(1.10) per diluted share, for first quarter 2009, primarily attributable to a $142.6 million provision for credit losses resulting from continued credit deterioration, particularly in the Florida market. For first quarter 2008, TSFG reported a net loss available to common shareholders of $201.4 million, or $(2.78) per diluted share, which included a goodwill impairment charge of $188.4 million resulting from a decrease in expected cash flows of the Mercantile banking segment.

          At March 31, 2009, nonperforming assets as a percentage of loans and foreclosed property increased to 5.08% from 4.04% at December 31, 2008 and 2.24% at March 31, 2008. The increase in nonperforming assets was primarily attributable to accelerating deterioration in residential construction and development-related loans (which are included in commercial real estate loans), principally in Florida markets. For the three months ended March 31, 2009, annualized net loan charge-offs totaled 4.36% of average loans held for investment, compared to 2.93% for the quarter ended December 31, 2008 and 0.98% for the quarter ended March 31, 2008. TSFG’s provision for credit losses increased to $142.6 million for the first three months of 2009 from $122.9 million and $73.3 million, respectively, for the quarters ended December 31, 2008 and March 31, 2008.

          TSFG’s tangible equity to tangible asset ratio decreased to 10.03% at March 31, 2009 from 10.29% at December 31, 2008 primarily due to the net loss in first quarter 2009. Tangible common equity to tangible assets was 6.05% at March 31, 2009 and December 31, 2008. The conversion of $48.7 million of our Mandatory Convertible Non-Cumulative Preferred Stock, Series 2008 (the “Convertible Preferred Stock”), a net increase in other comprehensive income due primarily to changes in interest rates, and a decrease in intangible assets offset our net loss and dividends for the quarter. Tangible common equity to tangible assets, assuming conversion of the Convertible Preferred Stock, was 7.51% at March 31, 2009, 7.84% at December 31, 2008, and 6.72% at March 31, 2008. In addition, all regulatory capital ratios exceeded well-capitalized minimums.

          In January 2009, 48,674 shares of our Convertible Preferred Stock were converted into approximately 10.0 million common shares, which included 2.5 million shares (valued at $6.5 million) issued as an inducement to convert. The $6.5 million was treated as a deemed dividend to preferred shareholders for purposes of net loss available to common shareholders.

          Tax-equivalent net interest income was $86.2 million for first quarter 2009, compared to $92.9 million for fourth quarter 2008 and $94.2 million for first quarter 2008. The net interest margin decreased to 2.83% for first quarter 2009 from 2.97% for fourth quarter 2008 and 3.07% for first quarter 2008, primarily due to significant Federal Reserve rate cuts and increased nonperforming asset levels.

          Noninterest income totaled $23.7 million for the first three months of 2009, compared to $30.0 million for fourth quarter 2008 and $31.1 million for first quarter 2008. The decrease in noninterest income was largely attributable to a loss on securities of $3.0 million, compared to a gain of $1.6 million in fourth quarter 2008 and $2.3 million in first quarter 2008 (including the gain on Visa IPO share redemption).

          Noninterest expenses totaled $90.2 million for first quarter 2009, compared to $342.1 million and $268.4 million, respectively, for the quarters ended December 31, 2008 and March 31, 2008. Goodwill impairment charges totaling $237.6 million and $188.4 million, respectively, were recorded in fourth quarter 2008 and first quarter 2008. In first quarter 2009, regulatory assessments and credit-related expenses continued to increase, but most other noninterest expense categories decreased, reflecting continued emphasis on expense control.

          Using period-end balances, TSFG’s loans held for investment at March 31, 2009 decreased 2.0% from December 31, 2008, and total deposit balances decreased 1.9%. Customer funding (deposits less brokered deposits plus customer sweep accounts) decreased 2.7% since December 31, 2008.

Critical Accounting Policies and Estimates

          TSFG’s accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry. TSFG makes a number of judgmental estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during periods presented. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and reserve for unfunded lending commitments; the effectiveness of derivatives and other hedging activities; the fair value of certain financial instruments (loans held for sale, securities, derivatives, and privately held investments); income tax assets or liabilities; share-based compensation; and accounting for acquisitions, including the fair value determinations and the analysis of goodwill for impairment. To a lesser extent, significant estimates are also associated with the determination of contingent liabilities, discretionary compensation, and expense associated with other employee benefit agreements. Different assumptions in the application of these policies could result in material changes in TSFG’s Consolidated Financial Statements. Accordingly, as this information changes, the Consolidated Financial Statements could reflect the use of different estimates, assumptions, and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions, and judgments, and as such have a greater possibility of producing results that could be materially different than originally reported. TSFG has procedures and processes in place to facilitate making these judgments.

          For additional information regarding critical accounting policies and estimates other than income taxes, refer to the Annual Report of TSFG on Form 10-K for the year ended December 31, 2008, specifically Item 8, Note 1 – Summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements and the section captioned “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

          Pursuant to FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” TSFG will only include the current and deferred tax impact of its tax positions in the financial statements when it is more likely than not (likelihood of greater than 50%) that such positions will be sustained by taxing authorities, with full knowledge of relevant information, based on the technical merits of the tax position. While TSFG supports its tax positions by unambiguous tax law, prior experience with the taxing authority, and analysis that considers all relevant facts, circumstances and regulations, management must still rely on assumptions and estimates to determine the overall likelihood of success and proper quantification of a given tax position.

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

          Although realization is not assured, management believes the recorded deferred tax assets, beyond the REIT capital loss and the South Carolina non-bank net operating loss (which currently have a valuation allowance recorded as reported in Note 14 to the Consolidated Financial Statements included in TSFG’s Annual Report on Form 10-K for the year ended December 31, 2008) are fully recoverable based on the ability to carry back losses, forecasts of future taxable income, and current forecasts for the periods through which losses may be carried forward. At March 31, 2009, the net deferred tax asset totaled $65.3 million, which is supported by the expectation of future taxable income sufficient to realize the net deferred tax asset. The amount of future taxable income required is approximately $257 million in the carryforward period, which is currently 20 years. Going forward, if operating losses continue the deferred tax asset will continue to increase. Should the expectations of future profitability change, a valuation allowance may be established if management believes any portion of the deferred tax asset will not be realized.

          Additionally, for regulatory capital purposes, deferred tax assets are limited to the assets which can be realized through (i) carryback to prior years or (ii) taxable income in the next twelve months. At March 31, 2009, $95.5 million of the deferred tax assets were excluded from tier 1 and total capital. (See “Capital Resources and Dividends” under “Balance Sheet Review”.)

Expanded Corporate Facilities

          During 2007, TSFG started construction on a corporate campus project in Greenville, South Carolina. Through March 31, 2009, TSFG had invested approximately $75 million in the project (which is included in premises and equipment on the consolidated balance sheet as construction in progress) and had entered into additional contractual commitments of approximately $13 million. The initial phase of the facilities was originally expected to be placed in service during mid-2009.

          However, in light of the economic downturn, TSFG has initiated a review of the corporate campus to determine the best short-term and long-term options relative to the facility. There are potential one-time charges that will be generated dependent on the option selected. TSFG may decide on one of the following: to move into the facility as originally planned (which would create lease termination expense when TSFG vacates existing space, currently estimated to be between $8 million and $12 million pre-tax); to modify the amount of space the Company occupies and lease the remainder; or to market the campus for sale to an end user (which would require reclassification of the investment in the campus as held for sale and measurement at lower of carrying value or estimated net realizable value, for which no estimate has been made). Each of these options will have different financial impacts. Management expects to present a final recommendation regarding the campus to the Board of Directors by the end of the second quarter 2009.

Balance Sheet Review

     Loans

          TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At March 31, 2009, outstanding loans totaled $10.0 billion, which equaled 108.6% of total deposits (135.6% of customer deposits) and 75.4% of total assets. Loans held for investment decreased $205.4 million, or 2.0%, to $10.0 billion at March 31, 2009 from $10.2 billion at December 31, 2008. The major components of the loan portfolio were commercial loans, commercial real estate loans, and consumer loans (including both direct and indirect loans). Substantially all loans were to borrowers located in TSFG’s market areas in South Carolina, Florida, and North Carolina. At March 31, 2009, approximately 6% of the portfolio was unsecured.

          As part of its portfolio and balance sheet management strategies, TSFG reviews its loans held for investment and determines whether its intent for specific loans or classes of loans has changed. If management changes its intent from held for investment to held for sale, the loans are transferred to the held for sale portfolio and recorded at the lower of cost basis or fair value. At March 31, 2009, loans held for sale included $12.8 million of nonperforming loans originally held for investment.

          TSFG generally sells a substantial majority of its residential mortgage loans in the secondary market. TSFG also retains certain of its mortgage loans in its held for investment portfolio as part of its overall balance sheet management strategy. Mortgage loans held for sale increased to $17.0 million at March 31, 2009 from $14.7 million at December 31, 2008, primarily due to higher mortgage loan volume and timing of mortgage sales. TSFG accounts for its mortgage loans held for sale at fair value pursuant to SFAS 159.

          Table 1 summarizes outstanding loans by loan purpose.

Table 1

Loan Portfolio Composition Based on Loan Purpose

(dollars in thousands)

	March 31, 2009		December 31, 2008

	2009	2008

Commercial Loans
Commercial and industrial (1)	$2,645,871	$2,788,980	$2,722,611
Commercial owner - occupied real estate	1,285,530	1,107,069	1,270,746
Commercial real estate (2)	4,042,871	4,156,522	4,074,331

	7,974,272	8,052,571	8,067,688

Consumer Loans
Indirect - sales finance	573,653	710,806	635,637
Consumer lot loans	198,032	291,378	225,486
Direct retail (1)	90,999	101,278	95,397
Home equity (1)	813,015	754,344	813,201

	1,675,699	1,857,806	1,769,721

Mortgage Loans (1)	336,710	365,276	354,663

Total loans held for investment	$9,986,681	$10,275,653	$10,192,072

Percentage of Loans Held for Investment
Commercial and industrial	26.4%	27.1%	26.7%
Commercial owner - occupied real estate (1)	12.9	10.8	12.5
Commercial real estate	40.5	40.5	40.0
Consumer	16.8	18.1	17.3
Mortgage	3.4	3.5	3.5

Total	100.0%	100.0%	100.0%

(1)	During 2008, TSFG reclassified certain loan balances. Amounts presented for prior periods have been reclassified to conform to the current presentation.

(2)	See “Commercial Real Estate Concentration,” “Credit Quality,” and “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” for more detail on commercial real estate loans.

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

          Commercial owner - occupied real estate loans are loans to finance the purchase or expansion of operating facilities used by businesses not engaged in the real estate business. Typical loans are loans to finance offices, manufacturing plants, warehouse facilities, and retail shops. Depending on the property type and the borrower’s cash flows, amortization terms vary from ten years up to 20 years. Although secured by mortgages on the properties financed, these loans are underwritten based on the cash flows generated by operations of the businesses they house.

          Commercial real estate (“CRE”) loans are loans to finance real properties that are acquired, developed, or constructed for sale or lease to parties unrelated to the borrower. Our CRE products fall into four primary categories including land, acquisition and development, construction, and income property. See “Commercial Real Estate Concentration” below for further details.

          Indirect - sales finance loans are loans to individuals to finance the purchase of motor vehicles. They are closed at the auto dealership but approved in advance by TSFG for immediate purchase. Loans are extended on new and used motor vehicles with terms varying from two to six years. During second quarter 2008, TSFG ceased originating indirect loans in Florida, and plans to allow this portion of the portfolio to run off over its remaining life. In January 2009, TSFG effectively stopped originating indirect auto loans in its remaining markets, with the exception of certain dealers that fit within our relationship strategy.

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

          Portfolio risk is partially managed by maintaining a “house” lending limit at a level significantly lower than the legal lending limit of Carolina First Bank and by requiring approval by the Risk Committee of the Board of Director to exceed this house limit. At March 31, 2009, TSFG’s house lending limit was $35 million, and 13 credit relationships totaling $547.2 million were in excess of the house lending limit (but not the legal lending limit). The 20 largest credit relationships had an aggregate outstanding principal balance of $599.6 million, or 6% of total loans held for investment at March 31, 2009, compared to 5.3% of total loans held for investment at December 31, 2008. Approximately $37 million of these loans were considered nonperforming loans as of March 31, 2009.

          TSFG, through its Corporate Banking group, participates in “shared national credits” (multi-bank credit facilities of $20 million or more, or “SNCs”), primarily to borrowers who are headquartered or conduct business in or near our markets. At March 31, 2009, the loan portfolio included commitments totaling $1.2 billion in SNCs. Outstanding borrowings under these commitments totaled $696.1 million at March 31, 2009, decreasing from $711.6 million at December 31, 2008. The largest commitment was $40.0 million and the largest outstanding balance was $36.0 million at March 31, 2009. In addition to internal limits that control our credit exposure to individual borrowers, we have established limits on the size of the overall SNC portfolio, and have established a sub-limit for total credit exposure to borrowers located outside of our markets. All of our SNC relationships are underwritten and managed in a centralized Corporate Banking Group staffed with experienced bankers. Our strategy targets borrowers whose management teams are well known to us and whose risk profile is above average. Our ongoing strategic plan is to maintain diversity in our portfolio and expand the profitability of our relationships through the sale of non-credit products. Going forward, we expect to reduce the percentage of our portfolio invested in SNCs.

     Commercial Real Estate Concentration

          The portfolio’s largest concentration is in commercial real estate loans. Real estate development and construction are major components of the economic activity that occurs in TSFG’s markets. TSFG’s commercial real estate products include the following:

Commercial Real Estate Product	Description

Completed income property	Loans to finance a variety of income producing properties, including apartments, retail centers, hotels, office buildings and industrial facilities

Residential A&D	Loans to develop land into residential lots

Commercial A&D	Loans to finance the development of raw land into sellable commercial lots

Commercial construction	Loans to finance the construction of various types of income property

Residential construction	Loans to construct single family housing; primarily to residential builders

Residential condo	Loans to construct or convert residential condominiums

Undeveloped land	Loans to acquire land for resale or future development

          Underwriting policies dictate the loan-to-value (“LTV”) limitations at origination for commercial real estate loans. Table 2 presents selected characteristics of commercial real estate loans by product type.

Table 2

Selected Characteristics of Commercial Real Estate Loans

(dollars in thousands)

	March 31, 2009

	Policy LTV	Weighted Average Time to Maturity (in months)	Weighted Average Loan Size	Largest Ten Total O/S

Completed income property	85%	39.4	$515	$164,450
Residential A&D	75	9.4	606	92,782
Commercial A&D	75	7.9	1,144	101,501
Commercial construction	80	29.5	2,417	135,903
Residential construction	80	11.6	333	69,058
Residential condo	80	7.6	1,366	125,482
Undeveloped land	65	9.8	751	103,021

Overall		27.6	$613	$792,197

          For additional information on other commercial real estate management processes, refer to the Annual Report of TSFG on Form 10-K for the year ended December 31, 2008, specifically the section captioned “Commercial Real Estate Concentration” in the “Balance Sheet Review — Loans” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          Table 3 presents the commercial real estate portfolio by geography, while Table 4 presents the commercial real estate portfolio by geography and property type. Commercial real estate nonaccruals, past dues, and net charge-offs are presented in Tables 6, 7, and 11, respectively. TSFG monitors trends in these categories in order to evaluate the possibility of higher credit risk in its commercial real estate portfolio.

Table 3

Commercial Real Estate Loans by Geographic Diversification (1)

(dollars in thousands)

	March 31, 2009		December 31, 2008

	Balance	% of Total CRE	Balance	% of Total CRE

South Carolina, exluding Coastal:
Upstate South Carolina (Greenville)	$570,034	14.1%	$539,920	13.3%
Midlands South Carolina (Columbia)	235,515	5.8	238,285	5.9
Greater South Charlotte South Carolina (Rock Hill)	167,990	4.2	164,709	4.0
Coastal South Carolina:
North Coastal South Carolina (Myrtle Beach)	405,664	10.0	401,325	9.9
South Coastal South Carolina (Charleston)	264,026	6.5	268,951	6.6
Western North Carolina (Hendersonville/Asheville)	728,901	18.0	762,559	18.7
Central Florida:
Central Florida (Orlando)	267,450	6.6	274,560	6.7
Marion County, Florida (Ocala)	152,987	3.8	156,700	3.8
North Florida:
Northeast Florida (Jacksonville)	276,311	6.9	276,942	6.8
North Central Florida	307,960	7.6	311,426	7.6
South Florida (Ft. Lauderdale)	251,050	6.2	232,437	5.7
Tampa Bay Florida	414,983	10.3	446,517	11.0

Total commercial real estate loans	$4,042,871	100.0%	$4,074,331	100.0%

(1)	Geography is primarily determined by the originating operating geographic market and not necessarily the ultimate location of the underlying collateral.

Table 4

Commercial Real Estate Loans by Geography and Product Type

(dollars in thousands)

	March 31, 2009 Commercial Real Estate Loans by Geography

	SC, Excl Coastal	Coastal SC	Western NC	Central FL	North FL	South FL	Tampa Bay	Total CRE	% of LHFI

Commercial Real Estate Loans by Product Type
Completed income property	$533,581	$356,960	$402,906	$211,724	$359,941	$146,565	$190,762	$2,202,439	22.1%
Residential A&D	98,266	63,837	157,792	34,809	71,845	17,489	27,063	471,101	4.7
Commercial A&D	42,901	25,705	38,114	34,838	10,456	14,470	69,105	235,589	2.4
Commercial construction	191,507	42,660	24,645	44,027	17,931	26,191	22,831	369,792	3.7
Residential construction	31,644	44,492	34,950	20,928	28,666	11	6,193	166,884	1.7
Residential condo	20,876	73,487	10,797	1,495	30,126	21,768	24,545	183,094	1.8
Undeveloped land	54,764	62,549	59,697	72,616	65,306	24,556	74,484	413,972	4.1

Total CRE Loans	$973,539	$669,690	$728,901	$420,437	$584,271	$251,050	$414,983	$4,042,871	40.5%

CRE Loans as % of Total Loans HFI	9.7%	6.7%	7.3%	4.2%	5.9%	2.5%	4.2%	40.5%

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

          For TSFG’s policy regarding impairment on loans, nonaccruals, charge-offs, and foreclosed property, refer to Item 8, Note 1 – Summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements in the Annual Report on Form 10-K for year ended December 31, 2008.

          Table 5 presents our credit quality indicators.

Table 5

Credit Quality Indicators

(dollars in thousands)

	March 31,				December 31, 2008

	2009		2008

Loans held for sale	$29,726		$16,119		$30,963
Loans held for investment	9,986,681		10,275,653		10,192,072
Allowance for loan losses	280,156		174,420		247,086
Allowance for credit losses (1)	283,425		177,016		249,874

Nonaccrual loans - commercial and industrial(2)	41,877		22,414		35,998
Nonaccrual loans - commercial owner - occupied real estate	19,310		6,325		14,876
Nonaccrual loans - commercial real estate	301,872		171,795		230,373
Nonaccrual loans - consumer (2)	28,743		13,241		39,009
Nonaccrual loans - mortgage (2)	31,148		8,582		29,126

Total nonperforming loans held for investment (3)	422,950		222,357		349,382
Nonperforming loans held for sale - CRE	12,766		—		16,282
Foreclosed property (other real estate owned and personal property repossessions)	77,210		8,227		48,993

Total nonperforming assets	$512,926		$230,584		$414,657

Restructured loans accruing interest (3)	$11,073		$1,433		$6,249

Loans past due 90 days or more (interest accruing)	$6,444		$9,588		$47,481

Total nonperforming assets as a percentage of loans and foreclosed property	5.08%		2.24%		4.04%
Allowance for loan losses to nonperforming loans	0.66	x	0.78	x	0.71	x

(1)	The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.

(2)	In second quarter 2008, TSFG reclassified certain loan balances. Amounts presented for prior periods have been reclassified to conform to the current presentation.

(3)

During first quarter 2009, TSFG began excluding restructured loans accruing interest from its nonperforming loans. Amounts for prior periods have been reclassified to conform to the current presentation.

          TSFG’s nonperforming asset ratio (nonperforming assets as a percentage of loans and foreclosed property) increased to 5.08% at March 31, 2009 from 4.04% at December 31, 2008. The increase in nonperforming assets was primarily attributable to accelerating market deterioration in residential construction and development-related loans, principally in Florida markets.

          Table 6 presents CRE nonaccrual loans by geography and product type. At March 31, 2009, CRE loans past due 90 days still accruing interest totaled $23,000.

Table 6

Commercial Real Estate Nonaccrual Loans

(dollars in thousands)

	March 31, 2009 CRE Nonaccrual Loans (“NAL”) by Geography

	SC, Excl Coastal	Coastal SC	Western NC	Central FL	North FL	South FL	Tampa Bay	Total CRE NAL	% of NAL

CRE Nonaccrual Loans by Product Type
Completed income property	$2,663	$12,219	$13,827	$8,773	$4,300	$10,947	$18,731	$71,460	16.9%
Residential A&D	11,209	677	14,233	2,152	7,139	3,876	12,883	52,169	12.3
Commercial A&D	146	3,058	1,044	123	70	—	30,273	34,714	8.2
Commercial construction	817	391	624	—	—	1,567	11,327	14,726	3.5
Residential construction	1,807	2,340	6,802	17,814	2,635	11	1,180	32,589	7.7
Residential condo	8,024	1,884	234	—	—	8,203	5,111	23,456	5.5
Undeveloped land	1,587	351	322	18,676	4,642	16,406	30,774	72,758	17.2

Total CRE Nonaccrual Loans	$26,253	$20,920	$37,086	$47,538	$18,786	$41,010	$110,279	$301,872	71.4%

CRE Nonaccrual Loans as % of Total Nonaccrual Loans HFI	6.2%	5.0%	8.8%	11.2%	4.4%	9.7%	26.1%	71.4%

          Table 7 provides detail regarding commercial real estate loans past due 30 days or more.

Table 7

Commercial Real Estate Loans Past Due 30 Days or More (excluding nonaccruals)

(dollars in thousands)

	March 31, 2009		December 31, 2008

	Balance	% of CRE	Balance	% of CRE

North Carolina	$22,711	0.56%	$21,364	0.53%
South Carolina	27,254	0.68	34,268	0.84
Florida	49,813	1.23	44,471	1.09

Total CRE loans past due 30 days or more	$99,778	2.47%	$100,103	2.46%

          Potential problem loans consist of commercial loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. These loans are identified through our internal risk grading processes. Management monitors these loans closely and reviews their performance on a regular basis. Table 8 provides additional detail regarding potential problem loans.

Table 8

Potential Problem Loans

(dollars in thousands)

	March 31, 2009			December 31, 2008

	# of Loans	Balance	% of LHFI	# of Loans	Balance	% of LHFI

Large potential problem loans ($5 million or more)	16	$186,817	1.87%	23	$217,688	2.13%
Small potential problem loans (less than $5 million)	786	367,496	3.68	732	282,189	2.77

Total potential problem loans (1)	802	$554,313	5.55%	755	$499,877	4.90%

(1)	Includes commercial and industrial, commercial real estate, and commercial owner-occupied real estate.

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

          The adjusted loss ratio for each pool is multiplied by the dollar amount of loans in the pool in order to create a range. We then add and subtract five percent (5.0%) to and from this amount to create the upper and lower boundaries of the range. The upper and lower boundary amounts for each pool are summed to establish the total range. Although TSFG generally uses the actual historical loss rate, on occasion management may decide to select a higher or lower boundary based on known market trends or internal behaviors that would impact the performance of a specific portfolio grouping. The Level I reserves totaled $97.4 million at March 31, 2009, based on the portfolio historical loss rates, compared to $81.8 million at December 31, 2008.

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

          TSFG tests a broad group of loans for impairment each quarter (this includes all loans over $500,000 that have been placed in nonaccrual status). Once a loan is identified as impaired, reserves are based on a thorough analysis of the most probable source of repayment which is normally the liquidation of collateral, but may also include discounted future cash flows or the market value of the loan itself. Generally, for collateral dependent loans, current market appraisals are utilized for larger credits; however, in situations where a current market appraisal is not available, management uses the best available information (including appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable publications and other observable market data) to estimate the current fair value (less cost to sell) of the subject property. TSFG had Level II reserves of $67.0 million at March 31, 2009, compared to $44.4 million at year end 2008.

          Level III Reserves. The third component of the Allowance represents subjective and judgmental adjustments determined by management to account for the effect of risks or losses that are not fully captured elsewhere. This part of the methodology is calculated in accordance with SFAS 5 and reflects adjustments to historical loss experience to incorporate current economic conditions and other factors which impact the inherent losses in the portfolio. This component includes amounts for new loan products or portfolio categories which are deemed to have risks not included in the other reserve elements as well as macroeconomic and other factors. The qualitative risk factors of this third allowance level are more subjective and require a high degree of management judgment. Currently, Level III Reserves include additional reserves for current economic conditions, the commercial real estate concentration in the portfolio, and an additional adjustment to represent declining land values. The Level III Reserves totaled $111.7 million at March 31, 2009 compared to $117.0 million at December 31, 2008.

          Reserve for Unfunded Commitments. At March 31, 2009 and December 31, 2008, the reserve for unfunded commitments was $3.3 million and $2.8 million, respectively. This reserve is determined by formula; historical loss ratios are multiplied by potential usage levels (i.e., the difference between actual usage levels and the second highest historical usage level).

          Unallocated Reserves. The calculated Level I, II and III reserves are then segregated into allocated and unallocated components. The allocated component is the sum of the loss estimates at the lower end of the probable loss ranges, and is distributed to the loan categories based on the mix of loans in each category. The unallocated portion is calculated as the sum of the differences between the actual calculated Allowance and the lower boundary amounts for each category in our model. The sum of these differences at March 31, 2009 was $14.5 million, compared to $13.9 million at December 31, 2008. The unallocated Allowance is the result of management’s best estimate of risks inherent in the portfolio, economic uncertainties and other subjective factors, including industry trends, as well as the imprecision inherent in estimates used for the allocated portions of the Allowance. Management reviews the overall level of the Allowance as well as the unallocated component and considers the level of both amounts in determining the appropriate level of reserves for the overall inherent risk in TSFG’s total loan portfolio.

          Changes in the Level II reserves (and the overall Allowance) may not correlate to the relative change in impaired loans depending on a number of factors including whether the impaired loans are secured, the collateral type, and the estimated loss severity on individual loans. Specifically, impaired loans increased to $375.0 million at March 31, 2009 from $287.5 million at December 31, 2008, primarily attributable to commercial real estate loans in Florida. Most of the loans contributing to the increase were over $500,000 and evaluated for whether a specific reserve was warranted based on the analysis of the most probable source of repayment including liquidation of the collateral. Based on this analysis, the Level II Reserves increased 51% compared to the 30% increase in impaired loans.

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

          Table 9 summarizes the changes in the allowance for loan losses, reserve for unfunded lending commitments, and allowance for credit losses and provides certain related ratios.

Table 9

Summary of Loan and Credit Loss Experience

(dollars in thousands)

	At and For the Three Months Ended March 31,				At and For the Year Ended December 31,

	2009		2008		2008

Allowance for loan losses, beginning of year	$247,086		$126,427		$126,427
Net charge-offs:
Loans charged-off	(110,443)		(27,583)		(230,961)
Loans recovered	1,367		2,612		7,551

	(109,076)		(24,971)		(223,410)
Additions to allowance through provision expense	142,146		72,964		344,069

Allowance for loan losses, end of period	$280,156		$174,420		$247,086

Reserve for unfunded lending commitments, beginning of year	$2,788		$2,268		$2,268
Provision for unfunded lending commitments	481		328		520

Reserve for unfunded lending commitments, end of period	$3,269		$2,596		$2,788

Allowance for credit losses, beginning of year	$249,874		$128,695		$128,695
Net charge-offs:
Loans charged-off	(110,443)		(27,583)		(230,961)
Loans recovered	1,367		2,612		7,551

	(109,076)		(24,971)		(223,410)
Additions to allowance through provision expense	142,627		73,292		344,589

Allowance for credit losses, end of period	$283,425		$177,016		$249,874

Average loans held for investment	$10,154,853		$10,221,424		$10,351,897
Loans held for investment, end of period	9,986,681		10,275,653		10,192,072
Net charge-offs as a percentage of average loans held for investment (annualized)	4.36%		0.98%		2.16%
Allowance for loan losses as a percentage of loans held for investment	2.81		1.70		2.42
Allowance for credit losses as a percentage of loans held for investment	2.84		1.72		2.45
Allowance for loan losses to nonperforming loans HFI	0.66	x	0.78	x	0.71	x

          The provision for credit losses for first quarter 2009 totaled $142.6 million, which exceeded net loan charge-offs by $33.6 million. The higher provision largely reflected credit deterioration due to continued weakness in housing markets, particularly in Florida, and additional specific reserves for nonperforming loans and land development portfolios, particularly in Florida. The overall allowance for credit losses as a percentage of loans held for investment increased to 2.84% at March 31, 2009 from 2.45% at December 31, 2008. Tables 10 and 11 provide additional detail for net charge-offs.

Table 10

Net Charge-Offs by Product Type

(dollars in thousands)

	Three Months Ended March 31, 2009

	Amount	% of NCO

Commercial and industrial	$22,078	20.2%
Commercial owner-occupied real estate	3,430	3.2
Commercial real estate	47,922	43.9
Indirect - sales finance	4,823	4.4
Consumer lot loans	17,164	15.7
Direct retail	1,289	1.2
Home equity	3,236	3.0
Mortgage	9,134	8.4

Total net charge-offs	$109,076	100.0%

Table 11

Commercial Real Estate Net Charge-Offs by Product Type

(dollars in thousands)

	Three Months Ended March 31, 2009 CRE Net Charge-Offs (“NCO”) by Geography

	SC, Excl Coastal	Coastal SC	Western NC	Central FL	North FL	South FL	Tampa Bay	Total CRE NCO	% of NCO

CRE Net Charge-Offs by Product Type
Completed income property	$771	$2,394	$2,650	$1,718	$403	$1,062	$4,364	$13,362	12.3%
Residential A&D	789	942	4,013	2,452	1,839	—	3,630	13,665	12.5
Commercial A&D	238	700	208	—	—	119	557	1,822	1.7
Commercial construction	—	—	—	—	—	127	—	127	0.1
Residential construction	(21)	153	2,644	1,473	1,068	(6)	730	6,041	5.5
Residential condo	482	1,062	—	—	—	—	—	1,544	1.4
Undeveloped land	—	—	36	1,816	779	1,424	7,306	11,361	10.4

Total CRE Net Charge-Offs	$2,259	$5,251	$9,551	$7,459	$4,089	$2,726	$16,587	$47,922	43.9%

CRE Net Charge-Offs as % of Total Net Charge-Offs	2.1%	4.8%	8.8%	6.8%	3.7%	2.5%	15.2%	43.9%

     Securities

          TSFG uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate risk, to generate interest and dividend income, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public deposits, treasury tax and loan (“TT&L”) advances, FHLB advances, derivatives, and securities sold under repurchase agreements. TSFG strives to provide adequate flexibility to proactively manage cash flow as market conditions change. Cash flow may be used to pay-off borrowings, to fund loan growth, or to reinvest in securities at then current market rates. Table 12 shows the carrying values of the investment securities portfolio.

Table 12

Investment Securities Portfolio Composition

(dollars in thousands)

	March 31,		December 31, 2008

	2009	2008

Available for Sale (at fair value)
U.S. Treasury	$2,042	$28,798	$2,069
U.S. Government agencies	313,159	337,775	313,729
Agency mortgage-backed securities	1,489,583	1,343,108	1,468,639
Private label mortgage-backed securities	12,462	16,209	12,771
State and municipal	241,478	279,788	262,248
Other investments:
Corporate bonds	—	18,270	9,963
Federal Home Loan Bank (“FHLB”) stock	45,833	39,795	35,536
Community bank stocks	581	3,170	672
Other equity investments	1,143	2,985	1,567

	2,106,281	2,069,898	2,107,194

Held to Maturity (at amortized cost)
State and municipal	17,939	31,228	22,609
Other investments	100	240	100

	18,039	31,468	22,709

Total	$2,124,320	$2,101,366	$2,129,903

Total securities as a percentage of total assets	16.0%	15.3%	15.7%

Percentage of Total Securities Portfolio
U.S. Treasury	0.1%	1.4%	0.1%
U.S. Government agencies	14.7	16.1	14.7
Agency mortgage-backed securities	70.1	63.9	69.0
Private label mortgage-backed securities	0.6	0.8	0.6
State and municipal	12.2	14.8	13.4
Other investments	2.3	3.0	2.2

Total	100.0%	100.0%	100.0%

          Securities (i.e., securities available for sale and securities held to maturity) excluding the unrealized loss on securities available for sale averaged $2.1 billion for first quarter 2009, fourth quarter 2008, and first quarter 2008. The average tax-equivalent portfolio yield decreased for the three months ended March 31, 2009 to 4.52% from 4.57% in fourth quarter 2008 and 4.73% in first quarter 2008. The securities yield decreased primarily due to an overall decline in interest rates resulting in reinvestment of scheduled and unscheduled payments and calls at lower yields.

          The expected duration of the debt securities portfolio was approximately 1.9 years at March 31, 2009, a decrease from approximately 2.9 years at December 31, 2008. If interest rates rise, the duration of the debt securities portfolio may extend. Conversely, if interest rates fall, the duration of the debt securities portfolio may decline. Since total securities include some callable bonds and mortgage-backed securities, security paydowns are likely to accelerate if interest rates fall or decline if interest rates rise. Changes in interest rates and related prepayment activity impact yields and fair values of TSFG’s securities.

          The available for sale portfolio constituted 99.2% of total securities at March 31, 2009. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio. The majority of these securities are government or agency securities and, therefore, pose minimal credit risk.

          Approximately 56% of mortgage-backed securities (“MBS”) are collateralized mortgage obligations (“CMOs”) with an average duration of 0.9 years. At March 31, 2009, approximately 16% of the MBS portfolio was variable rate or hybrid variable rate, where the rate adjusts on an annual basis after a specified fixed rate period, generally ranging from one to ten years.

          The net unrealized gain on securities available for sale (pre-tax) totaled $43.3 million at March 31, 2009, compared with a $10.9 million gain at December 31, 2008, primarily due to a decrease in long term interest rates. If interest rates increase, credit spreads widen, and/or market illiquidity worsens, TSFG expects its net unrealized gain on securities available for sale to decrease and possibly become a net unrealized loss. See Item 1, Note 4 to the Consolidated Financial Statements for information about TSFG’s securities in unrealized loss positions.

          Table 13 shows the credit risk profile of the securities portfolio.

Table 13

Investment Securities Portfolio Credit Risk Profile

(dollars in thousands)

	March 31, 2009		December 31, 2008

	Balance	% of Total	Balance	% of Total

Government and agency
U.S. Treasury	$2,042	0.1%	$2,069	0.1%
U.S. Government agencies (1)	313,159	14.7	313,729	14.7
Agency mortgage-backed securities (MBS) (1)(2)	1,489,583	70.1	1,468,639	68.9
Federal Home Loan Bank Stock	45,833	2.2	35,536	1.7

Total government and agency	1,850,617	87.1	1,819,973	85.4

State and municipal (3)(4)(5)
Pre-funded with collateral or AAA-rated backed by Texas Permanent School Fund	177,545	8.3	188,598	8.9
Underlying issuer or collateral rated A or better (including South Carolina State Aid)	71,465	3.4	81,238	3.8
Underlying issuer or collateral rated BBB	8,322	0.4	7,344	0.3
Non-rated	2,085	0.1	7,677	0.4

Total state and municipal	259,417	12.2	284,857	13.4

Corporate bonds AA or A-rated	—	—	9,963	0.5
Private label mortgage-backed securities AAA-rated (2)	12,462	0.6	12,771	0.6
Community bank stocks and other	1,824	0.1	2,339	0.1

Total securities	$2,124,320	100.0%	$2,129,903	100.0%

Percent of total securities: (4)
Rated A or higher		99.4%		99.2%
Investment grade		99.8		99.5

(1)	At March 31, 2009, these numbers include, in the aggregate, $172.6 million and $1.5 billion related to senior debt and MBS, respectively, issued by FNMA and FHLMC.

(2)	Current policies restrict MBS/CMO purchases to agency-backed and a small percent of private-label securities and prohibit securities collateralized by sub-prime assets.

(3)	At March 31, 2009 and December 31, 2008, state and municipal securities include $17.9 million and $22.6 million, respectively, of securities held to maturity at amortized cost.

(4)

Ratings shown above do not reflect the benefit of guarantees by bond insurers or the State of South Carolina. At March 31, 2009, $38.3 million of municipal bonds are guaranteed by bond insurers. At December 31, 2008, $39.1 million of municipal bonds are guaranteed by bond insurers.

(5)

At March 31, 2009, the breakdown by current bond rating is as follows: $177.5 million pre-funded with collateral or AAA-rated backed by Texas Permanent School Fund, $7.5 million AAA-rated, $69.6 million AA or A-rated, $2.7 million BBB-rated, and $2.1 million non-rated.

Note: Within each category, securities are ordered based on risk assessment from lowest to highest. TSFG holds no collateralized debt obligations.

          Subsequent to quarter-end, TSFG sold U.S. government agency securities with a book value of approximately $120 million (3.6% yield) for a gain of $5.4 million, which will be recognized in second quarter 2009. In connection with this sale, TSFG also terminated $75.0 million (4.3% rate) in long-term repurchase agreements, and will recognize a loss on extinguishment of $5.4 million in second quarter 2009.

          Investments included in Other Assets. TSFG also invests in limited partnerships, limited liability companies (LLC’s) and other privately held companies. These investments are included in other assets. In first quarter 2009, TSFG recorded $2.9 million in other-than-temporary impairment on these investments. At March 31, 2009, TSFG’s investment in these entities totaled $15.0 million, of which $5.2 million were accounted for under the cost method and $9.8 million were accounted for under the equity method.

          Also included in other assets were $6.2 million of various auction rate preferred securities which TSFG repurchased from brokerage customers who purchased the securities during 2007. Currently, the market for these securities is illiquid and TSFG recorded a loss of $676,000 during first quarter 2009 to adjust these securities to estimated fair value.

     Goodwill

          In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), TSFG evaluates its goodwill annually for each reporting unit as of June 30th or more frequently if events or circumstances indicate that there may be impairment. The acceleration of credit deterioration in Florida and overall adverse changes in the banking industry prompted TSFG to perform an interim impairment evaluation of a significant portion of the recorded goodwill at each quarter-end during 2008. As a result of these evaluations, TSFG recorded goodwill impairment charges related to its Mercantile reporting unit of $188.4 million in first quarter 2008 and $237.6 million in fourth quarter 2008, which were included in noninterest expense in the consolidated statements of income. The fair value of the Mercantile reporting unit evaluated for impairment was determined primarily using discounted cash flow models based on internal forecasts and, to a lesser extent, market-based trading and transaction multiples.

          In the current environment, forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time. Management will continue to update its analysis as circumstances change, and as market conditions continue to be volatile and unpredictable. Accordingly, due to volatile market conditions, the Company has concluded that it is possible that the other reporting units may become impaired in future periods.

     Derivative Financial Instruments

          Derivative financial instruments used by TSFG may include interest rate swaps, caps, collars, floors, options, futures and forward contracts. Derivative contracts are primarily used to hedge identified risks and also to provide risk-management products to customers. TSFG has derivatives that qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and its related amendments, derivatives that do not qualify for hedge accounting under SFAS 133 but otherwise achieve economic hedging goals (“economic hedges”), as well as derivatives that are used in trading and customer hedging programs. See Note 7 to the Consolidated Financial Statements for additional information regarding derivatives.

     Deposits

          Deposits remain TSFG’s primary source of funds. Average customer deposits equaled 63.7% of average total funding in first quarter 2009. TSFG faces strong competition from other banking and financial services companies in gathering deposits. TSFG also maintains short and long-term wholesale sources including federal funds, repurchase agreements, Federal Reserve borrowings, brokered CDs, and FHLB advances to fund a portion of loan demand and, if appropriate, any increases in investment securities.

          Table 14 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits, while Table 15 shows the breakdown of customer funding by type.

Table 14

Type of Deposits

(dollars in thousands)

	March 31,		December 31, 2008

	2009	2008

Noninterest-bearing demand deposits	$1,067,953	$1,108,623	$1,041,140
Interest-bearing checking	1,098,585	1,162,374	1,078,921
Money market accounts	1,889,041	2,182,709	1,834,115
Savings accounts	203,106	155,337	190,519
Time deposits under $100,000	1,742,177	1,408,593	1,863,520
Time deposits of $100,000 or more	1,383,639	1,557,927	1,488,735

Customer deposits (1)	7,384,501	7,575,563	7,496,950
Brokered deposits	1,842,577	1,875,969	1,908,767

Total deposits	$9,227,078	$9,451,532	$9,405,717

Percentage of Deposits
Noninterest-bearing demand deposits	11.6%	11.7%	11.1%
Interest-bearing checking	11.9	12.3	11.5
Money market accounts	20.4	23.1	19.5
Savings accounts	2.2	1.6	2.0
Time deposits under $100,000	18.9	14.9	19.8
Time deposits of $100,000 or more	15.0	16.5	15.8

Customer deposits (1)	80.0	80.1	79.7
Brokered deposits	20.0	19.9	20.3

Total deposits	100.0%	100.0%	100.0%

(1)	TSFG defines customer deposits as total deposits less brokered deposits.

Table 15

Type of Customer Funding

(dollars in thousands)

	March 31,		December 31, 2008

	2009	2008

Customer deposits (1)	$7,384,501	$7,575,563	$7,496,950
Customer sweep accounts(2)	387,106	631,214	493,012

Customer funding	$7,771,607	$8,206,777	$7,989,962

(1)	TSFG defines customer deposits as total deposits less brokered deposits.

(2)	TSFG includes customer sweep accounts in short-term borrowings on its consolidated balance sheet.

          At March 31, 2009, period-end customer funding decreased $218.4 million, or 2.7%, from December 31, 2008, as increases in lower-cost core deposit categories generated by a deposit campaign during the quarter were more than offset by decreases in time deposits and customer sweep accounts. Public deposits totaled approximately $645 million at March 31, 2009, compared to approximately $697 million at December 31, 2008.

          While reported in short-term borrowings on the consolidated balance sheet, customer sweep accounts represent excess overnight cash to/from commercial customer operating accounts and are a source of funding for TSFG. Currently, sweep balances are generated through two products: 1) collateralized customer repurchase agreements ($344.2 million at March 31, 2009) and 2) uninsured Eurodollar deposits ($42.9 million at March 31, 2009). These balances are tied directly to commercial customer checking accounts and generate treasury services noninterest income.

          TSFG uses brokered deposits and other borrowed funds as an alternative funding source while continuing its efforts to maintain and grow its local customer funding base. Brokered deposits decreased as a percentage of total deposits since December 31, 2008 as TSFG increased its lower-cost core deposits.

          Table 18 in “Earnings Review - Net Interest Income” details average balances for the deposit portfolio for the three months ended March 31, 2009 and 2008. Comparing the three months ending March 31, 2009 and 2008, average customer funding decreased $308.4 million, or 3.7%. Comparing first quarter 2009 to fourth quarter 2008, average customer funding decreased $13.4 million, as increases in lower cost core deposit categories were offset by decreases in time deposits and customer sweep accounts. During first quarter 2009, TSFG continued its core deposit promotion.

          Average customer funding equaled 67.5% of average total funding in the first three months of 2009 and 68.1% in the first three months of 2008. As part of its overall funding strategy, TSFG expects to continue its focus on lowering its funding costs by trying to improve the customer funding level, mix, and rate paid. TSFG attempts to enhance its deposit mix by working to attract lower-cost transaction accounts through actions such as new transaction account opening goals, new checking products, and creating incentive plans to place a greater emphasis on lower-cost customer deposit growth. Deposit pricing is very competitive, and we expect this pricing environment to continue as banks compete for sources of liquidity and funding to replace funding which may not be available in the current market environment.

     Borrowed Funds

          Table 16 shows the breakdown of borrowed funds by type.

Table 16

Type of Borrowed Funds

(dollars in thousands)

	March 31,		December 31, 2008

	2009	2008

Short-Term Borrowings
Federal funds purchased and repurchase agreements	$197,309	$541,022	$67,309
Customer sweep accounts	387,106	631,214	493,012
Federal Reserve borrowings	750,000	200,000	1,050,000
Commercial paper	—	29,582	12,537
Treasury, tax and loan note	7,673	515,632	3,516

Total short-term borrowings	1,342,088	1,917,450	1,626,374

Long-Term Borrowings
Repurchase agreements	200,000	200,000	200,000
FHLB advances	467,717	324,080	233,497
Subordinated notes	206,704	216,704	216,704
Mandatorily redeemable preferred stock of subsidiary	56,800	56,800	56,800
Note payable	756	775	768
Purchase accounting premiums, net of amortization	—	858	—

Total long term borrowings	931,977	799,217	707,769

Total borrowings	2,274,065	2,716,667	2,334,143
Less: Customer sweep accounts	(387,106)	(631,214)	(493,012)
Add: Brokered deposits (1)	1,842,577	1,875,969	1,908,767

Total wholesale borrowings	$3,729,536	$3,961,422	$3,749,898

Wholesale borrowings as a % of total assets	28.1%	28.8%	27.6%

(1)	TSFG includes brokered deposits in total deposits on its consolidated balance sheet.

          TSFG uses both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. In first quarter 2009, average borrowings totaled $2.4 billion, compared with $2.3 billion in fourth quarter 2008 and $2.6 billion in first quarter 2008.

          Period-end wholesale borrowings decreased $20.4 million since December 31, 2008, while TSFG strengthened liquidity by shifting into long-term borrowings which increased $224.2 million.

          Daily funding needs are met through federal funds purchased and short-term brokered CDs, term TT&L, repurchase agreements, Federal Reserve borrowings and FHLB advances. Balances in these accounts can fluctuate on a day-to-day basis based on availability of collateral and overall funding needs.

          During first quarter 2009, TSFG recognized a net gain on early extinguishment of debt of $52,000, primarily due to gains on brokered CDs for which the related swaps were called, partially offset by prepayment penalties for FHLB advances and the write-off of unamortized debt issuance costs associated with $10.0 million of subordinated notes which TSFG called for redemption.

          Subsequent to quarter-end, TSFG repurchased $25.0 million of mandatorily redeemable preferred stock of a REIT subsidiary (priced at LIBOR plus 350 basis points) included in long-term borrowings in Table 16 and will recognize an $8.1 million gain on the extinguishment in second quarter 2009. In addition, TSFG terminated $75.0 million (4.3% rate) in long-term repurchase agreements, and will recognize a loss on extinguishment of $5.4 million in second quarter 2009. In connection with the termination of the repurchase agreement, TSFG also sold U.S. government agency securities with a book value of approximately $120 million (3.6% yield) for a gain of $5.4 million, which will be recognized in second quarter 2009.

     Capital Resources and Dividends

          Shareholders’ equity totaled $1.6 billion, or 11.7% of total assets, at March 31, 2009 compared with $1.6 billion, or 11.9% of total assets, at December 31, 2008. Shareholders’ equity decreased primarily due to the net loss for first quarter 2009.

          In January 2009, 48,674 shares of Convertible Preferred Stock were converted into approximately 10.0 million common shares, which included 2.5 million shares issued as an inducement to convert. The value of the inducement ($6.5 million) was treated as a deemed dividend to preferred shareholders and deducted from net income in calculating net income available to common shareholders. The remaining outstanding shares (190,026 at March 31, 2009) will convert into approximately 29.2 million common shares by May 1, 2011.

          TSFG’s unrealized gain on securities available for sale and cash flow hedges, net of tax, which is included in accumulated other comprehensive income, increased to $57.0 million at March 31, 2009, compared with $42.6 million at December 31, 2008 due primarily to a decrease in long-term interest rates.

          Common book value per common share at March 31, 2009 and December 31, 2008 (assuming conversion of the Convertible Preferred Stock) was $10.73 and $11.61, respectively. Common tangible book value per common share at March 31, 2009 and December 31, 2008 (assuming conversion of the Convertible Preferred Stock) was $8.59 and $9.40, respectively. Tangible book value was below book value as a result of goodwill and intangibles associated with acquisitions of entities and assets accounted for as purchases. At March 31, 2009, goodwill totaled $224.2 million, or $2.64 per share ($1.97 per share assuming conversion of the Convertible Preferred Stock), and is not being amortized, while other intangibles totaled $20.6 million and will continue to be amortized.

          TSFG is subject to the risk-based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. TSFG and Carolina First Bank exceeded the well-capitalized regulatory requirements at March 31, 2009. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on our Consolidated Financial Statements.

          Table 17 sets forth various capital ratios for TSFG and Carolina First Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for tier 1 capital treatment. At March 31, 2009, trust preferred securities included in tier 1 capital totaled $200.5 million.

Table 17

Capital Ratios

	March 31, 2009	Well Capitalized Requirement

TSFG
Total risk-based capital	13.53%	n/a
Tier 1 risk-based capital	12.10	n/a
Leverage ratio	10.55	n/a

Carolina First Bank
Total risk-based capital	11.75%	10.00%
Tier 1 risk-based capital	10.10	6.00
Leverage ratio	8.79	5.00

          TSFG believes its recorded deferred tax assets are fully recoverable based on forecasts of future taxable income and current forecasts for the periods through which losses may be carried back and/or forward. However, for regulatory purposes, approximately $96 million of deferred tax assets have been deducted from tier 1 and total capital ratios for both TSFG and Carolina First Bank as capital regulations only allow a twelve-month horizon for taxable income projections. Accordingly, future tax benefits recorded may be excluded from regulatory capital computations.

          At March 31, 2009, TSFG’s tangible equity to tangible asset ratio totaled 10.03%, a decrease from 10.29% at December 31, 2008, due primarily to the first quarter 2009 net loss. Tangible common equity to tangible assets totaled 6.05% at both March 31, 2009 and December 31, 2008. If interest rates increase, TSFG expects its unrealized gain on securities available for sale to decrease, leading to a lower tangible equity to tangible asset ratio.

          Carolina First Bank is subject to certain regulatory restrictions on the amount of dividends it is permitted to pay. Currently, Carolina First Bank may not pay a dividend to TSFG without regulatory approval. Future TSFG common dividends will depend upon a number of factors, including payment of the preferred stock dividends, financial performance, capital requirements and assessment of capital needs. In addition, the Federal Reserve has the authority to prohibit TSFG from paying a dividend on its common and preferred stock and trust preferred securities.

          TSFG, through a real estate investment trust subsidiary, had 568 mandatorily redeemable preferred shares outstanding at March 31, 2009 with a stated value of $100,000 per share. At March 31, 2009, these preferred shares, which are reported as long-term debt on the consolidated balance sheet, totaled $56.8 million. Under Federal Reserve Board guidelines, $26.3 million qualified as tier 1 capital, and $18.3 million qualified as tier 2 capital. The terms for the preferred shares include certain asset coverage and cash flow tests, which if not satisfied, may prohibit TSFG’s real estate trust subsidiary from paying dividends to Carolina First Bank, which in turn may limit its ability to pay dividends to TSFG. Subsequent to quarter-end, in April 2009, TSFG repurchased $25.0 million of these preferred shares, of which 60% was included in tier 2 capital at March 31, 2009 (although the percent includable in tier 2 capital would have decreased to 40% at June 30, 2009, 20% at June 30, 2010 and 0% at June 30, 2011).

Earnings Review

     Net Interest Income

          Net interest income is TSFG’s primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and dividends on investment securities, and the interest incurred for the liabilities to support such assets. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate incurred on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis based on a 35% marginal federal income tax rate. Table 18 presents average balance sheets and a net interest income analysis on a tax-equivalent basis for the three months ended March 31, 2009 and 2008.

Table 18

Comparative Average Balances - Yields and Costs

(dollars in thousands)

	Three Months Ended March 31,

	2009			2008

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets
Earning assets
Loans (1)	$10,188,368	$124,119	4.94%	$10,235,518	$171,228	6.73%
Investment securities, taxable (2)	1,854,149	20,548	4.43	1,749,423	20,392	4.66
Investment securities, nontaxable (2) (3)	266,600	3,437	5.16	326,318	4,143	5.08

Total investment securities	2,120,749	23,985	4.52	2,075,741	24,535	4.73
Federal funds sold and interest-bearing bank balances	198	1	2.05	8,716	72	3.32

Total earning assets	12,309,315	$148,105	4.87	12,319,975	$195,835	6.39

Non-earning assets	1,246,813			1,524,930

Total assets	$13,556,128			$13,844,905

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$1,131,456	$865	0.31	$1,155,418	$4,653	1.62
Savings	196,974	529	1.09	156,848	427	1.09
Money market	1,913,927	7,779	1.65	2,193,504	16,633	3.05
Time deposits, excluding brokered deposits	3,199,427	28,867	3.66	2,953,364	33,651	4.58
Brokered deposits	1,905,805	16,803	3.58	1,934,922	21,742	4.52

Total interest-bearing deposits	8,347,589	54,843	2.66	8,394,056	77,106	3.69
Customer sweep accounts	455,781	298	0.27	684,752	5,472	3.21
Other borrowings (4)	1,899,771	6,743	1.44	1,922,959	19,101	4.00

Total interest-bearing liabilities	10,703,141	$61,884	2.34	11,001,767	$101,679	3.72

Noninterest-bearing liabilities
Noninterest-bearing deposits	1,021,400			1,083,505
Other noninterest-bearing liabilities	230,741			194,655

Total liabilities	11,955,282			12,279,927
Shareholders’ equity	1,600,846			1,564,978

Total liabilities and shareholders’ equity	$13,556,128			$13,844,905

Net interest income (tax-equivalent)		$86,221	2.83%		$94,156	3.07%
Less: tax-equivalent adjustment (3)		1,203			1,450

Net interest income		$85,018			$92,706

Supplemental data:
Customer funding (5)	$7,918,965	$38,338	1.96%	$8,227,391	$60,836	2.97%
Wholesale borrowings (6)	3,805,576	23,546	2.51	3,857,881	40,843	4.26

Total funding (7)	$11,724,541	$61,884	2.14%	$12,085,272	$101,679	3.38%

(1)	Nonaccrual loans are included in average balances for yield computations.

(2)	The average balances for investment securities exclude the unrealized gain/loss recorded for available for sale securities.

(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

(4)	During the three months ended March 31, 2009 and 2008, TSFG capitalized $450,000 and $329,000, respectively, of interest in conjunction with the construction of its expanded corporate facilities.

(5)	Customer funding includes total deposits (total interest-bearing plus noninterest-bearing deposits) less brokered deposits plus customer sweep accounts.

(6)

Wholesale borrowings include borrowings less customer sweep accounts plus brokered deposits. For purposes of this table, wholesale borrowings equal the sum of other borrowings and brokered deposits, as customer sweep accounts are presented separately.

(7)	Total funding includes customer funding and wholesale borrowings.

Note: Average balances are derived from daily balances.

          Fully tax-equivalent net interest income decreased to $86.2 million for first quarter 2009 from $92.9 million for fourth quarter 2008 due primarily to significant Federal Reserve rate cuts in fourth quarter 2008, a fourth quarter benefit related to a temporary widening of the spread between LIBOR and the federal funds rate, and two fewer days in first quarter 2009 as compared to fourth quarter 2008.

          Comparing first quarter 2009 to first quarter 2008, tax-equivalent net interest income decreased to $86.2 million from $94.2 million, also primarily due to rate cuts during 2008. TSFG’s average earning assets remained constant at $12.3 billion for both first quarter 2009 and 2008. Average loans as a percentage of average earning assets decreased to 82.8% for first quarter 2009 from 83.1% for first quarter 2008, as average securities increased. At March 31, 2009, approximately 61% of TSFG’s accruing loans were variable rate loans, the majority of which are tied to the prime rate. TSFG has entered into receive-fixed interest rate swaps to hedge the forecasted interest income from certain prime-based and LIBOR-based loans as part of its overall interest rate risk management. TSFG also has an interest rate floor that is designated as a hedge of variable rate commercial loans and is intended to mitigate earnings exposure to falling interest rates.

          The net interest margin for first quarter 2009 was 2.83%, compared with 2.97% for fourth quarter 2008 and 3.07% for first quarter 2008. Comparing first quarter 2009 to fourth quarter 2008, the yield on average earning assets decreased 54 basis points, primarily due to decreased loan yields, which were down 65 basis points. The decrease in earning asset yields was partially offset by a decrease in the average cost of funding of 41 basis points. Although rates on wholesale borrowings decreased 61 basis points, rates on customer funding decreased only 29 basis points as deposit pricing has effectively approached a floor on the absolute level for most non-maturity products.

     Provision for Credit Losses

          The provision for credit losses is recorded in amounts sufficient to bring the allowance for loan losses and the reserve for unfunded lending commitments to a level deemed appropriate by management. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for credit losses was $142.6 million in first quarter 2009, compared to $122.9 million and $73.3 million, respectively, in the three months ended December 31, 2008 and March 31, 2008. The higher provision largely reflected credit deterioration due to continued weakness in housing markets, particularly in Florida, and additional specific reserves for nonperforming loans and land loans, particularly in Florida.

          Net loan charge-offs were $109.1 million, or 4.36% of average loans held for investment, for first quarter 2009, compared with $76.1 million, or 2.93% for fourth quarter 2008 and $25.0 million, or 0.98%, for first quarter 2008. The allowance for credit losses equaled 2.84% of loans held for investment as of March 31, 2009, compared to 2.45%, and 1.72%, respectively, as of December 31, 2008, and March 31, 2008. Management expects the level of charge-offs and provision expense to remain elevated relative to historical trends due to the current credit environment. See “Loans,” “Credit Quality,” and “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments.”

     Noninterest Income

          Table 19 shows the components of noninterest income.

Table 19

Components of Noninterest Income

(dollars in thousands)

	Three Months Ended March 31,

	2009	2008

Service charges on deposit accounts	$9,268	$10,429
Debit card income, net	1,925	1,876
Customer service fee income	1,209	1,331

Total customer fee income	12,402	13,636

Insurance income	2,457	3,060
Retail investment services, net	2,010	1,546
Trust and investment management income	1,465	1,666
Benefits administration fees	642	756

Total wealth management income	6,574	7,028

Bank-owned life insurance income	2,502	3,147
Mortgage banking income	1,205	1,485
Gain on certain derivative activities	1,135	12
Merchant processing income, net	610	857
(Loss) gain on securities	(2,954)	396
Gain on Visa IPO share redemption	—	1,904
Other	2,267	2,638

Total noninterest income	$23,741	$31,103

          Noninterest income decreased to $23.7 million in first quarter 2009 from $30.0 million fourth quarter 2008 and $31.1 million first quarter 2008.

          Comparing first quarter 2009 to first quarter 2008, the decrease was primarily due to a net loss on securities of $3.0 million in first quarter 2009 (primarily due to other-than-temporary impairment charges on investments included in other assets) compared to a $2.3 million net gain on securities and Visa IPO share redemption in first quarter 2008. In addition, gain on certain derivative activities increased $1.1 million, primarily due to recording changes in the value of interest rate swaps no longer qualifying for hedge accounting and the ineffectiveness of other hedging relationships. Total customer fee income and wealth management income decreased due to the effects of the economic downturn, such as fewer customer transactions and lower asset valuations. Net debit card income was an exception, as increased transactions led to an increase in this line item. Mortgage banking income decreased 18.9% in the first three months of 2009 when compared to the same period in 2008. Mortgage loans originated by TSFG originators totaled $75.3 million and $83.5 million in the first three months of 2009 and 2008, respectively. The decrease in mortgage banking income was principally the result of lower origination volumes in response to industry conditions.

          Comparing first quarter 2009 to fourth quarter 2008, the decrease was primarily due to a $4.5 million swing in the net loss on securities and continued decreased customer fee income.

     Noninterest Expenses

          Table 20 shows the components of noninterest expenses.

Table 20

Components of Noninterest Expenses

(dollars in thousands)

	Three Months Ended March 31,

	2009	2008

Salaries and wages	$35,191	$34,853
Employee benefits	8,923	9,298
Occupancy	9,436	8,623
Furniture and equipment	6,945	6,383
Loan collection and foreclosed asset expense	4,891	1,079
Regulatory assessments	4,655	2,077
Professional services	4,507	3,527
Project NOW expense	1,298	—
Loss on nonperforming loans held for sale	1,838	—
Telecommunications	1,526	1,423
Amortization of intangibles	1,291	1,658
Advertising and business development	1,281	2,471
Loss on repurchase of auction rate securities	676	—
Loss on other real estate owned	124	187
(Gain) loss on early extinguishment of debt	(52)	547
Goodwill impairment	—	188,431
Visa-related litigation	—	(863)
Other	7,711	8,672

Total noninterest expenses	$90,241	$268,366

          During first quarter 2008, the acceleration of credit deterioration in Florida prompted TSFG to perform an interim evaluation of the goodwill associated with its Mercantile banking segment. The evaluation reflected decreases in projected cash flows for the Mercantile banking segment, and accordingly the estimated fair value of the segment declined. This decline resulted in the recognition of a goodwill impairment charge of $188.4 million. During fourth quarter 2008, TSFG recognized an additional $237.6 million of goodwill impairment on its Mercantile banking segment.

          Late in 2008, TSFG launched an internal efficiency and expense control project (“Project NOW”), the goal of which is to improve revenue and reduce annual operating expenses.

          Comparing first quarter 2009 to first quarter 2008, salaries and wages and employee benefits remained basically flat, although the number of full-time equivalent employees declined to 2,430 at March 31, 2009 from 2,485 at March 31, 2008. Professional services increased, partially due to legal expenses associated with a shareholder lawsuit. Project NOW expenses increased due to costs associated with TSFG’s revenue and expense initiative. Regulatory assessments increased $2.6 million based in part on TSFG’s participation in the Temporary Liquidity Guarantee Program related to noninterest-bearing deposit accounts and across-the-board rate increases designed to replenish the FDIC’s Deposit Insurance Fund. The FDIC has proposed a special assessment effective second quarter 2009, which at the current proposed level of 20 basis points would be approximately $20 million, although the amount has not been finalized and is subject to change. In addition to the proposed special assessment, the FDIC could also continue to raise assessment rates. Credit-related expenses (including loan collection and foreclosed asset expense, loss on nonperforming loans held for sale, and loss on other real estate owned) increased $5.6 million due to the current credit environment, and may continue to increase.

          During first quarter 2009, TSFG recognized a net gain on early extinguishment of debt of $52,000, primarily due to gains on brokered CDs for which the related swaps were called, partially offset by prepayment penalties for FHLB advances and the write-off of unamortized debt issuance costs associated with $10.0 million of subordinated notes which TSFG called for redemption. See “Borrowed Funds.” Also during first quarter 2009, TSFG repurchased $6.9 million of various auction rate preferred securities from brokerage customers who purchased the securities during 2007. Currently, the market for these securities is illiquid and TSFG recorded a loss of $676,000 during first quarter 2009 to adjust these securities to estimated fair value. See “Securities.”

          Comparing first quarter 2009 to fourth quarter 2008 (and excluding goodwill impairment, employment contracts and severance, loss on early extinguishment of debt, and loss on derivative collateral), most categories of noninterest expense decreased, reflecting continued focus on expense control through Project NOW initiative.

     Income Taxes

          The effective income tax benefit as a percentage of pretax loss was 40.1% for first quarter 2009 and 7.6% for first quarter 2008. The increase in the first quarter 2009 tax benefit relative to the statutory U.S. federal tax rate was primarily due to the impact of permanent tax preference items and credits. The first quarter 2008 tax benefit decreased due to the impact of the non-deductible goodwill impairment. The statutory U.S. federal income tax rate was 35% for both first quarter 2009 and 2008.

          On an ongoing basis, TSFG evaluates its deferred tax assets for realizability (see “Critical Accounting Policies and Estimates – Income Taxes”). As of March 31, 2009, management determined that no additional valuation allowance against deferred tax assets was required.

Enterprise Risk Management

          Pages 62 through 65 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2008 provide a discussion of overall Enterprise Risk Management, Derivatives and Hedging Activities, Economic Risk, Credit Risk, Liquidity Risks, Operational Risk, and Compliance and Litigation Risks.

     Market Risk and Asset/Liability Management

          There has been no significant change to the market risk and asset/liability management methodology as disclosed in TSFG’s 2008 Form 10-K. The interest sensitivity analysis which follows has been updated for March 31, 2009 numbers.

          Interest Sensitivity Analysis. As discussed on pages 62 and 63 of TSFG’s 2008 Form 10-K, TSFG uses a simulation model to analyze various interest rate scenarios in order to monitor interest rate risk. The information presented in Tables 21 and 22 are not projections, and are presented with static balance sheet positions. This methodology allows for an analysis of our inherent risk associated with changes in interest rates. There are some similar assumptions used in both Table 21 and 22. These include, but are not limited to, the following:

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

          Table 21 reflects the sensitivity of net interest income to changes in interest rates. It shows the effect that the indicated changes in interest rates would have on net interest income over the next 12 months compared with the base case or flat interest rate scenario. The base case or flat scenario assumes interest rates stay at March 31, 2009, and 2008 levels, respectively.

Table 21

Net Interest Income at Risk Analysis

Interest Rate Scenario (1)		Annualized Hypothetical Percentage Change in Net Interest Income March 31,

		2009	2008

2.00%		1.8%	(0.4)%
1.00		1.0	(0.1)
Flat		—	—
(1.00	) (2)	n/a	0.1
(2.00	) (2)	n/a	(0.1)

(1)	Net interest income sensitivity is shown for gradual rate shifts over a 12 month period.

(2)	Due to the current low rate environment, downward rate shifts were not run for March 31, 2009.

          Table 22 reflects the sensitivity of the economic value of equity (“EVE”) to changes in interest rates. EVE is a measurement of the inherent, long-term balance sheet-related economic value of TSFG (defined as the fair value of all assets minus the fair value of all liabilities and their associated off balance sheet amounts) at a given point in time. Table 22 shows the effect that the indicated changes in interest rates would have on the fair value of net assets at March 31, 2009 and 2008, respectively, compared with the base case or flat interest rate scenario. The base case or flat scenario assumes interest rates stay at March 31, 2009 and 2008 levels, respectively.

Table 22

Economic Value of Equity Risk Analysis

Interest Rate Scenario (1)		Annualized Hypothetical Percentage Change in Economic Value of Equity March 31,

		2009	2008

2.00%		(9.2)%	(5.9)%
1.00		(1.6)	(2.5)
Flat		—	—
(1.00	) (2)	n/a	(1.5)
(2.00	) (2)	n/a	(9.0)

(1)	The rising 100 and 200 basis point and falling 100 and 200 basis point interest rate scenarios assume an instantaneous and parallel change in interest rates along the entire yield curve.

(2)	Due to the current low rate environment, downward rate shifts were not run for March 31, 2009.

          There are material limitations with TSFG’s models presented in Tables 21 and 22, which include, but are not limited to, the following:

•	the flat scenarios are base case and are not indicative of historical results;

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

          Lending Commitments. Lending commitments include loan commitments, standby letters of credit, unused business credit card lines, and documentary letters of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. TSFG provides these lending commitments to customers in the normal course of business. TSFG estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitments in other liabilities on the consolidated balance sheet. See Note 8 to the Consolidated Financial Statements for disclosure of the amounts of lending commitments.

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

          See “Derivative Financial Instruments” under “Balance Sheet Review” and Note 7 to the Consolidated Financial Statements for additional information regarding derivatives.

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

          TSFG’s liquidity policy strives to ensure a diverse funding base, with limits established by wholesale funding source as well as aggregate wholesale funding. Daily and short-term liquidity needs are principally met with deposits from customers, payments on loans, maturities and paydowns of investment securities, and wholesale borrowings, including brokered CDs, federal funds purchased (as available), repurchase agreements, and, depending on the availability of collateral, TT&L notes, and borrowings from the Federal Reserve and FHLB. In light of current market conditions, TSFG has reduced its usage of short-term unsecured wholesale borrowings. TSFG is focusing additional efforts aimed at acquiring new deposits from its customer base through its established branch network to enhance liquidity and reduce reliance on wholesale borrowing. Liquidity needs are a factor in developing the deposit pricing structure, which may be altered to retain or grow deposits if deemed necessary.

          As noted in Table 23, we have $3.5 billion of time deposits maturing over the remainder of 2009, with maturities of customer and brokered CDs accounting for $2.4 billion and $1.1 billion, respectively. We expect to replace maturing customer CDs through ongoing efforts to grow customer deposits and various deposit campaigns, replacing any shortfall through wholesale borrowings. We anticipate replacing brokered CD maturities through issuance of new brokered CDs.

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

          Under normal business conditions, the sources above are adequate to meet both the short-term and longer-term funding needs of the Company; however, TSFG’s contingency funding plan establishes early warning triggers to alert management to potentially negative liquidity trends. The plan provides a framework to manage through various scenarios – including identification of alternative actions and an executive management team to navigate through a crisis. Limits ensure that liquidity is sufficient to manage through crises of various degrees of severity, triggered by TSFG-specific events, such as significant adverse changes to earnings, credit quality or credit ratings, or general industry or market events, such as market instability or rapid adverse changes in the economy. As of March 31, 2009, we had $3.9 billion of secured liquidity reserves in the form of borrowing capacity from the Federal Reserve and TT&L, FHLB, and unpledged investment securities which could be used to manage through a severe liquidity scenario. Following a severe liquidity scenario, we would consider various actions to replenish liquidity, including potential asset sales. We have no debt for which a downgrade of our credit ratings would trigger early termination. In addition, a credit rating downgrade would not impact access to our primary funding sources.

           In addition to the primary funding sources discussed above, secondary sources of liquidity include sales of investment securities which are not held for pledging purposes and other classes of assets. Securities classified as available for sale which are not pledged may be sold in response to changes in interest rates or liquidity needs. A significant portion of TSFG’s securities are pledged as collateral for repurchase agreements and public funds deposits, although approximately $1.0 billion was unpledged as of March 31, 2009.

          Management believes that TSFG’s available borrowing capacity and efforts to grow deposits are sufficient to provide the necessary funding for the remainder of 2009. However, management is prepared to take other actions if needed to manage through adverse liquidity conditions.

          In managing its liquidity needs, TSFG focuses on its existing assets and liabilities, as well as its ability to enter into additional borrowings, and on the manner in which they combine to provide adequate liquidity to meet our needs. Table 23 summarizes future contractual obligations based on maturity dates as of March 31, 2009. Table 23 does not include payments which may be required under employment and deferred compensation agreements. In addition, Table 23 does not include payments required for interest and income taxes (see Item 1, Consolidated Statements of Cash Flows for details on interest and income taxes paid for the three months ended March 31, 2009).

Table 23

Contractual Obligations

(dollars in thousands)

	Payments Due by Period

	Total	Remainder of 2009	2010 and 2011	2012 and 2013	After 2014

Time deposits	$4,968,393	$3,479,902	$1,262,130	$147,438	$78,923
Short-term borrowings	1,342,088	1,342,088	—	—	—
Long-term debt	931,977	14,377	225,368	456,359	235,873
Operating leases	179,992	12,931	34,055	30,428	102,578
Expanded corporate facilities contracts	12,615	12,615	—	—	—

Total contractual obligations	$7,435,065	$4,861,913	$1,521,553	$634,225	$417,374

          As mentioned above, TSFG has the ability to borrow from the FHLB and maintain short-term lines of credit from unrelated banks. FHLB advances outstanding as of March 31, 2009 totaled $467.7 million. At March 31, 2009, TSFG had $881.0 million of unused borrowing capacity from the FHLB, compared to $863.7 million at December 31, 2008. TSFG funds its short-term needs principally with deposits, including brokered deposits, federal funds purchased, repurchase agreements, FHLB advances, Federal Reserve borrowings, TT&L notes, and the principal run-off of investment securities. At March 31, 2009, TSFG had unused short-term lines of credit totaling $256.7 million (which may be canceled at the lender’s option and are subject to funds availability at the lender), compared to $328.7 million at December 31, 2008. Certain borrowings, such as brokered CDs and FHLB advances, are dependent on various credit eligibility criteria which may be impacted by changes in the Company’s financial position and/or results of operations.

          A collateralized borrowing relationship with the Federal Reserve Bank of Richmond is in place for Carolina First Bank. At March 31, 2009, TSFG had qualifying collateral to secure advances up to $3.2 billion, of which $750.0 million was outstanding. At December 31, 2008, TSFG had qualifying collateral to secure advances up to $3.4 billion, of which $1.1 billion was outstanding.

          The parent company has maintained cash from the preferred stock issuances in 2008 to meet preferred stock dividend requirements through 2013, although this cash could be used to provide further capital support to Carolina First Bank if needed.

          During April 2009, Fitch Ratings lowered the long-term and short-term Issuer Default Ratings for TSFG and Carolina First Bank, to ‘BB+/B’ from ‘BBB-/F3’ with a Rating Outlook of Negative. Additionally, Moody’s and Standard and Poor’s have placed the TSFG and/or Carolina First Bank credit rating on Negative Watch, indicating the potential for downgrades. These ratings changes are not expected to have a material impact on TSFG’s liquidity given that, as noted above, we have no debt for which a downgrade of our credit ratings would trigger early termination and a credit rating downgrade would not impact access to our primary funding sources. However, certain downgrade levels could require the Company to post additional collateral to secure certain transactions (derivatives and certain borrowings) or could enable certain counterparties to rescind the transaction at their option. Such requirements are not expected to materially impact the Company’s overall liquidity.

          TSFG enters into agreements in the normal course of business to extend credit to meet the financial needs of its customers. For amounts and types of such agreements at March 31, 2009, see “Off-Balance Sheet Arrangements.” Increased demand for funds under these agreements would reduce TSFG’s available liquidity and could require additional sources of liquidity.

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

     Evaluation of Disclosure Controls and Procedures

          At March 31, 2009, TSFG’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated its disclosure controls and procedures as currently in effect. Based on this evaluation, TSFG’s management concluded that as of March 31, 2009, TSFG’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by TSFG in the reports filed or submitted by it under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by TSFG in such reports was accumulated and communicated to TSFG’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     Changes in Internal Controls over Financial Reporting

          TSFG continually assesses the adequacy of its internal control over financial reporting and strives to enhance its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in TSFG’s internal control over financial reporting identified in connection with its assessment during the quarter ended March 31, 2009 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, TSFG’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

          As previously reported, TSFG and certain of its current and former directors and executive officers have been named as parties in two shareholder lawsuits, one filed on November 7, 2008 in South Carolina State Court in Greenville County (the “Court”) having Vernon A. Mercier as the named plaintiff, and one filed on November 26, 2008 in the Court having John S. McMullen on behalf of Andros Associates, Inc. as named plaintiff. These two lawsuits are collectively referred to hereinafter as the “Litigation.”

          On March 24, 2009, all parties to the Litigation executed an Agreement in Principle providing for the settlement of the Litigation. For additional details, refer to TSFG’s Current Report on Form 8-K dated April 1, 2009.

          In addition, see Note 8 to the Consolidated Financial Statements for a discussion of ongoing legal proceedings.

Item 1A.	Risk Factors

          There have been no material changes to the risk factors previously disclosed under Item 1A (pages 11-13) of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          TSFG has repurchased shares of our common stock in private transactions and open-market purchases, as authorized by our Board. The amount and timing of stock repurchases will be based on factors, including but not limited to, management’s assessment of TSFG’s capital structure and liquidity, the market price of TSFG’s common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal, and accounting matters. The following table presents information about our stock repurchases for the three months ended March 31, 2009.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (in thousands)

January 1, 2009 to January 31, 2009	12,315	(1)	$1.76	—	$—
February 1, 2009 to February 28, 2009	1,734	(1)	0.95	—	—
March 1, 2009 to March 31, 2009	—		—	—	—

Total	14,049		$1.66	—	$—

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

          During first quarter 2009, 48,674 shares of preferred stock were converted into 9,988,306 common shares, which included 2,500,000 shares issued as an inducement to convert. This issuance of common shares was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 3a(9) thereof.

Item 3.	Defaults upon Senior Securities

          None.

Item 4.	Submission of Matters to a Vote of Securities Holders

          On May 5, 2009, TSFG held its 2009 Annual Meeting of Shareholders. The results of the 2009 Annual Meeting of Shareholders follow. All directors nominated by TSFG received the affirmative vote of over a majority of the votes cast, and all other matters presented before the meeting were approved by the requisite vote reflecting over a majority of votes cast.

          Proposal #1 – Election of Directors

	Voting shares in favor

	#	%	Withheld Authority

H. Lynn Harton	74,920,534	94.5%	4,379,233
M. Dexter Hagy	73,616,145	92.8%	5,683,622
H. Earle Russell, Jr.	72,516,634	91.4%	6,783,133
William R. Timmons III	74,075,569	93.4%	5,224,198
David C. Wakefield III	72,635,229	91.6%	6,664,538

William P. Brant, J.W. Davis, William S. Hummers III, Challis M. Lowe, Darla D. Moore, Jon W. Pritchett., Edward J. Sebastian, John C.B. Smith, Jr., and Mack I. Whittle, Jr. continued in their present terms as directors.

          Proposal #2 – Approve Amendments to TSFG’s Long Term Incentive Plan. These proposed amendments were approved with 55,518,573 shares, or 91.3%, voting in favor, 3,773,934 shares voting against, and 1,511,695 shares abstaining.

          Proposal #3 – Approve Amendments to TSFG’s Employee Stock Purchase Plan. This proposed amendment was approved with 56,816,170 shares, or 93.4%, voting in favor, 2,482,878 shares voting against, and 1,505,154 shares abstaining.

          Proposal #4 – Vote on Nonbinding Resolution to Ratify the Compensation of the Named Executive Officers. This Resolution was approved with 72,692,778 shares, or 91.7%, voting in favor, 4,872,170 shares voting against, and 1,734,819 shares abstaining.

          Proposal #5 – Ratification of Auditors. The shareholders approved the appointment of PricewaterhouseCoopers LLP as independent auditors of TSFG for fiscal year 2009 with 76,908,843 shares, or 97.0%, voting in favor, 1,041,817 shares voting against, and 1,349,106 shares abstaining.

Item 5.	Other Information

          None.

Item 6.	Exhibits

10.1	The South Financial Group 2005 Executive and Director Deferred Compensation Plan

31.1	Certificate of the Principal Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Principal Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Note for non-filed versions of this Form 10-Q

The above exhibits may be found on TSFG’s electronic filing of its March 31, 2009 Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”) and is accessible at no cost on TSFG’s web site, www.thesouthgroup.com, through the Investor Relations link. TSFG’s SEC filings are also available through the SEC’s web site at www.sec.gov.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, TSFG has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The South Financial Group, Inc.

Date: May 8, 2009	/s/ James R. Gordon

James R. Gordon
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)