Form 10-Q
period 2009-06-30
SOUTH FINANCIAL GROUP INC
filed 2009-08-07
CIK 797871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒.

The number of outstanding shares of the issuer’s $1.00 par value common stock as of August 4, 2009 was 170,434,029.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data) (Unaudited)

	June 30,		December 31, 2008

	2009	2008

Assets
Cash and due from banks	$303,456	$224,991	$292,219
Interest-bearing bank balances	3	55,713	166
Federal funds sold and securities purchased to resell	—	50,000	—
Securities
Available for sale, at fair value	1,803,458	1,987,232	2,107,194
Held to maturity (fair value $147,203, $26,775, and $23,048, respectively)	146,469	26,677	22,709

Total securities	1,949,927	2,013,909	2,129,903

Loans held for sale (includes $0, $21,871, and $14,681, respectively, measured at fair value)	40,290	21,871	30,963
Loans held for investment	9,306,009	10,475,731	10,192,072
Less: Allowance for loan losses	(285,290)	(191,727)	(247,086)

Net loans held for investment	9,020,719	10,284,004	9,944,986

Premises and equipment, net	273,365	265,853	282,472
Accrued interest receivable	40,517	56,118	50,388
Goodwill	221,650	463,300	224,161
Other intangible assets, net	19,282	24,586	21,859
Other assets	719,022	516,525	625,209

Total assets	$12,588,231	$13,976,870	$13,602,326

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing retail and commercial deposits	$1,099,743	$1,107,115	$1,041,140
Interest-bearing retail and commercial deposits	6,233,137	6,388,904	6,455,810

Total retail and commercial deposits	7,332,880	7,496,019	7,496,950
Brokered deposits	2,055,772	2,390,350	1,908,767

Total deposits	9,388,652	9,886,369	9,405,717
Short-term borrowings	343,154	1,581,601	1,626,374
Long-term debt	1,126,435	772,957	707,769
Accrued interest payable	72,699	55,880	71,465
Other liabilities	148,038	120,861	170,470

Total liabilities	11,078,978	12,417,668	11,981,795

Commitments and contingencies (Note 11)	—	—	—

Shareholders’ equity
Preferred stock-no par value; authorized 10,000,000 shares; issued and outstanding 537,026, 250,000, and 585,700 shares, respectively	519,406	250,000	566,379
Common stock-par value $1 per share; authorized 200,000,000 shares; issued and outstanding 160,248,170, 72,795,797, and 74,643,649 shares, respectively	160,248	72,796	74,644
Surplus	1,191,170	1,101,524	1,135,920
Retained (deficit) earnings	(403,296)	152,567	(199,540)
Accumulated other comprehensive income (loss), net of tax	41,115	(17,685)	42,558
Other, net	610	—	570

Total shareholders’ equity	1,509,253	1,559,202	1,620,531

Total liabilities and shareholders’ equity	$12,588,231	$13,976,870	$13,602,326

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Interest Income
Interest and fees on loans	$121,823	$158,016	$245,942	$329,244
Interest and dividends on securities:
Taxable	18,140	20,591	38,688	40,983
Exempt from federal income taxes	2,072	2,479	4,306	5,172

Total interest and dividends on securities	20,212	23,070	42,994	46,155
Interest on short-term investments	—	106	1	178

Total interest income	142,035	181,192	288,937	375,577

Interest Expense
Interest on deposits	49,541	63,180	104,384	140,286
Interest on short-term borrowings	644	10,106	1,790	24,846
Interest on long-term debt	5,920	7,701	11,815	17,534

Total interest expense	56,105	80,987	117,989	182,666

Net Interest Income	85,930	100,205	170,948	192,911
Provision for Credit Losses	131,337	63,763	273,964	137,055

Net interest income after provision for credit losses	(45,407)	36,442	(103,016)	55,856
Noninterest Income	32,272	32,187	56,013	63,290
Noninterest Expenses	136,188	87,617	226,429	355,983

Loss before income taxes	(149,323)	(18,988)	(273,432)	(236,837)
Income tax benefit	(59,647)	(8,056)	(109,353)	(24,613)

Net Loss	(89,676)	(10,932)	(164,079)	(212,224)
Preferred stock dividends	(6,726)	(5,833)	(15,814)	(5,833)
Deemed dividend resulting from induced conversion	(13,986)	—	(20,461)	—
Deemed dividend resulting from accretion of discount	(857)	—	(1,701)	—
Amounts allocated to participating security holders	(240)	(7)	(241)	(144)

Net Loss Available to Common Shareholders	$(111,485)	$(16,772)	$(202,296)	$(218,201)

Average Common Shares Outstanding, Basic	90,987	72,611	86,629	72,530
Average Common Shares Outstanding, Diluted	90,987	72,611	86,629	72,530
Loss Per Common Share, Basic	$(1.23)	$(0.23)	$(2.34)	$(3.01)
Loss Per Common Share, Diluted	(1.23)	(0.23)	(2.34)	(3.01)
Dividends per common share	0.01	0.01	0.02	0.20

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data) (Unaudited)

	Shares of Common Stock	Common Stock	Preferred Stock	Surplus	Retained (Deficit) Earnings and Other	Accumulated Other Comprehensive Income (Loss), Net	Total

Balance, December 31, 2007	72,455,205	$72,455	$—	$1,107,601	$386,061	$(15,809)	$1,550,308
Net loss	—	—	—	—	(212,224)	—	(212,224)
Other comprehensive income, net of income tax of $1,142	—	—	—	—	—	(1,876)	(1,876)

Comprehensive loss	—	—	—	—	—	—	(214,100)

Common dividends declared ($0.20 per share)	—	—	—	—	(14,602)	—	(14,602)
Preferred dividends declared	—	—	—	—	(5,833)	—	(5,833)
Issuance of preferred stock	—	—	250,000	(10,953)	—	—	239,047
Common stock activity:
Dividend reinvestment plan	185,542	186	—	1,532	—	—	1,718
Restricted stock plan	100,150	100	—	1,462	(158)	—	1,404
Director compensation	29,184	29	—	248	—	—	277
Employee stock purchase plan	17,711	18	—	150	—	—	168
Acquisitions	4,403	4		20	—	—	24
Exercise of stock options, including income tax benefit of $6	3,602	4	—	37	—	—	41
Common and preferred stock purchased by trust for deferred compensation	—	—	—	—	(450)	—	(450)
Deferred compensation payable in stock	—	—	—	—	450	—	450
Cumulative effect of initial application of:
SFAS 159, net of income tax of $32	—	—	—	—	60	—	60
EITF 06-4	—	—	—	—	(737)	—	(737)
Stock option expense	—	—	—	1,486	—	—	1,486
Other, net	—	—	—	(59)	—	—	(59)

Balance, June 30, 2008	72,795,797	$72,796	$250,000	$1,101,524	$152,567	$(17,685)	$1,559,202

Balance, December 31, 2008	74,643,649	$74,644	$566,379	$1,135,920	$(198,970)	$42,558	$1,620,531
Net loss	—	—	—	—	(164,079)	—	(164,079)
Other comprehensive loss, net of income tax of $188	—	—	—	—	—	(1,443)	(1,443)

Comprehensive loss	—	—	—	—	—	—	(165,522)

Common dividends declared ($0.02 per share)	—	—	—	—	(2,452)	—	(2,452)
Preferred dividends declared	—	—	—	—	(15,814)	—	(15,814)
Accretion of discount on preferred stock	—	—	1,701	—	(1,701)	—	—
Common stock activity:
Issuance of common stock	75,000,000	75,000	—	(5,100)	—	—	69,900
Conversion of preferred stock	9,988,306	9,988	(48,674)	58,848	(20,461)	—	(299)
Restricted stock plan	325,784	326	—	389	—	—	715
Director compensation	144,763	145	—	102	—	—	247
Dividend reinvestment plan	79,114	79	—	61	—	—	140
Employee stock purchase plan	67,204	67	—	68	—	—	135
Common and preferred stock released by trust for deferred compensation	—	—	—	—	339	—	339
Deferred compensation payable in stock	—	—	—	—	(298)	—	(298)
Stock option expense	—	—	—	1,372	—	—	1,372
Other, net	(650)	(1)	—	(490)	750	—	259

Balance, June 30, 2009	160,248,170	$160,248	$519,406	$1,191,170	$(402,686)	$41,115	$1,509,253

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Six Months Ended June 30,

	2009	2008

Cash Flows from Operating Activities
Net loss	$(164,079)	$(212,224)
Adjustments to reconcile net loss to net cash provided by operating activities
Provision for credit losses	273,964	137,055
Depreciation, amortization, and accretion, net	18,749	18,165
Impairment of long lived assets	17,376	—
Loss on other real estate owned	12,997	183
Loss on nonmortgage loans held for sale	11,299	—
Share-based compensation expense	2,737	3,772
Goodwill impairment	2,511	188,431
Deferred income tax benefit	(80,577)	(19,439)
(Gain) loss on early extinguishment of debt	(3,043)	464
Gain on certain derivative activities	(2,220)	(248)
Gain on securities	(1,626)	(2,272)
Gain on sale of mortgage loans	(1,263)	(2,156)
Loss on disposition of premises and equipment	149	327
Gain on Visa IPO share redemption	—	(1,904)
Excess tax benefits from share-based compensation	—	(6)
Origination of loans held for sale	(198,882)	(149,661)
Sale of loans held for sale and principal repayments	220,306	159,600
Decrease in other assets	441	1,551
Increase (decrease) in other liabilities	1,262	(19,134)

Net cash provided by operating activities	110,101	102,504

Cash Flows from Investing Activities
Sale of securities available for sale	131,466	155,342
Maturity, redemption, call, or principal repayments of securities available for sale	390,889	317,065
Maturity, redemption, call, or principal repayments of securities held to maturity	7,467	13,010
Purchase of securities available for sale	(194,069)	(479,119)
Purchase of securities held to maturity	(131,435)	—
Origination of loans held for investment, net of principal repayments	232,690	(376,727)
Sale of loans originally held for investment	305,312	22,473
Sale of other real estate owned	13,985	1,072
Sale of premises and equipment	7	5
Purchase of premises and equipment	(25,968)	(29,058)
Cash equivalents acquired, net of payment for purchase acquisition	—	3,788

Net cash provided by (used for) investing activities	730,344	(372,149)

Cash Flows from Financing Activities
(Decrease) increase in deposits, net	(16,496)	76,824
Decrease in short-term borrowings	(1,283,247)	(56,617)
Issuance of long-term debt	550,000	200,000
Payment of long-term debt	(129,030)	(129,047)
Issuance of common stock, net	69,900	—
Issuance of preferred stock, net	—	239,047
Cash dividends paid on common stock	(1,595)	(27,637)
Cash dividends paid on preferred stock	(18,429)	—
Conversion of preferred stock	(299)	—
Excess tax benefits from share-based compensation	—	6
Other common stock activity	(175)	1,248

Net cash (used for) provided by financing activities	(829,371)	303,824

Net change in cash and cash equivalents	11,074	34,179
Cash and cash equivalents at beginning of year	292,385	296,525

Cash and cash equivalents at end of period	$303,459	$330,704

Supplemental Cash Flow Data
Interest paid, net of amounts capitalized	$114,683	$193,550
Income tax (refunds received) payments, net	(47,041)	2,672
Significant non-cash investing and financing transactions:
Unrealized gain (loss) on available for sale securities	19,240	(5,550)
Conversion/exchange of preferred stock	143,174	—
Loans transferred from held for investment to held for sale	346,471	22,473
Loans transferred to other real estate owned	76,259	13,452

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 1 – General

          The foregoing unaudited Consolidated Financial Statements and Notes are presented in accordance with the instructions for the Securities and Exchange Commission Quarterly Report on Form 10-Q. “TSFG” refers to The South Financial Group, Inc. and subsidiaries, except where the context requires otherwise. The information contained in the Consolidated Financial Statements included in TSFG’s Annual Report on Form 10-K for the year ended December 31, 2008 should be referred to in connection with the reading of these unaudited interim Consolidated Financial Statements. The Consolidated Balance Sheet at December 31, 2008 is derived from TSFG’s Consolidated Audited Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature. TSFG has evaluated subsequent events for potential recognition and/or disclosure through August 7, 2009, the date the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were issued.

Nature of Operations

          TSFG is a bank holding company headquartered in Greenville, South Carolina that offers a broad range of financial products and services, including banking, merchant processing, mortgage, treasury services, and wealth management (which consists of insurance, retail investment, and trust and investment management). TSFG’s banking subsidiary Carolina First Bank conducts banking operations in South Carolina and North Carolina (as Carolina First), in Florida (as Mercantile), and on the Internet (as Bank CaroLine). TSFG also owns several non-bank subsidiaries. At June 30, 2009, TSFG operated through 82 branch offices in South Carolina, 68 in Florida, and 27 in North Carolina. In South Carolina, the branches are primarily located in the state’s largest metropolitan areas. The Florida operations are principally concentrated in the Jacksonville, Orlando, Tampa Bay, Southeast Florida, and Gainesville areas. The North Carolina branches are primarily located in the Hendersonville and Asheville areas of western North Carolina and in the Wilmington area of eastern North Carolina.

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

Recently Adopted Accounting Pronouncements

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

     Fair Value Measurements

          Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements,” defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. TSFG adopted SFAS 157 for its financial assets and liabilities on January 1, 2008 with no significant impact on its Consolidated Financial Statements. FASB Staff Position (“FSP”) FAS 157-2 (“FSP 157-2”) delayed the effective date of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis until fiscal years beginning after November 15, 2008. As a result, TSFG adopted this standard for nonfinancial assets and liabilities effective January 1, 2009 with no significant impact on its Consolidated Financial Statements.

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

     Disclosures about Derivative Instruments and Hedging Activities

          SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. TSFG adopted SFAS 161 effective January 1, 2009 and has included the required disclosures in Note 10.

     Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

          FSP EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” states that unvested share-based payment awards that contain nonforfeitable

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. TSFG adopted FSP EITF 03-6-1 effective January 1, 2009 and has determined that certain of its outstanding nonvested restricted stock and restricted stock units are participating securities. Accordingly, earnings per common share has been computed using the two-class method. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method.

     Determination of the Useful Life of Intangible Assets

          FSP FAS 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets,” amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” TSFG adopted FSP FAS 142-3 effective January 1, 2009 with no significant impact on its Consolidated Financial Statements.

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

     Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly

          FSP FAS 157-4 (“FSP FAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also provides guidance for determining when a transaction is an orderly one. TSFG adopted FSP FAS 157-4 effective second quarter 2009 with no significant impact on its Consolidated Financial Statements.

     Interim Disclosures about Fair Value of Financial Instruments

          FSP FAS 107-1 and APB 28-1 (“FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments,” amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28 to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. TSFG adopted FSP FAS 107-1 effective second quarter 2009 and has included the required disclosures in Note 15.

     Recognition and Presentation of Other-Than-Temporary Impairments

          FSP FAS 115-2 and FAS 124-2 (“FSP FAS 115-2”), “Recognition and Presentation of Other-Than-Temporary Impairments,” amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. TSFG adopted FSP FAS 115-2 effective second quarter 2009 with no significant impact on its Consolidated Financial Statements.

     Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

          FSP SFAS 141R-1 amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Estimation of the Amount of a Loss.” FSP SFAS 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP SFAS 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosure required by SFAS 5. FSP SFAS 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R. TSFG adopted SFAS 141R effective January 1, 2009 with no significant impact on its Consolidated Financial Statements.

     Subsequent Events

          SFAS No. 165 (“SFAS 165”), “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. TSFG adopted SFAS 165 effective second quarter 2009 with no significant impact on its Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

     Accounting for Transfers of Financial Assets

          SFAS No. 166 (“SFAS 166”), “Accounting for Transfers of Financial Assets,” amends SFAS No. 140 primarily to (1) eliminate the concept of a qualifying special-purpose entity, (2) limit the circumstances under which a financial asset (or portion thereof) should be derecognized when the entire financial asset has not been transferred to a non-consolidated entity, and (3) require additional information to be disclosed concerning a transferor’s continuing involvement with transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009, and TSFG does not expect adoption of this standard to have a significant impact on its Consolidated Financial Statements, although the Company continues to evaluate the effects of adoption.

     Accounting for Variable Interest Entities

          SFAS No. 167 (“SFAS 167”), “Accounting for Variable Interest Entities,” amends FASB Interpretation 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities,” to require a comprehensive qualitative analysis to be performed to determine whether a holder of variable interests in a variable interest entity also has a controlling financial interest in that entity. In addition, FIN 46(R) has been amended to require that the same such analysis be applied to entities previously designated as qualified special-purpose entities under SFAS No. 140. SFAS 167 is effective for fiscal years beginning after November 15, 2009, and TSFG does not expect adoption of this standard to have a significant impact on its Consolidated Financial Statements.

     FASB Codification and the Hierarchy of Generally Accepted Accounting Principles

          SFAS No. 168 (“SFAS 168”), “The FASB Codification and the Hierarchy of Generally Accepted Accounting Principles,” establishes the FASB’s Accounting Standards Codification as the exclusive authoritative reference for nongovernmental U.S. GAAP (except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants). SFAS 168 divides nongovernmental U.S. GAAP into the authoritative Codification and guidance that is non-authoritative, eliminating the previous four-level hierarchy. SFAS 168 is effective for interim and annual periods ending after September 15, 2009, and TSFG does not expect adoption of this standard to have a significant impact on its Consolidated Financial Statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 2 – Noninterest Income and Noninterest Expense

          The following presents the details for noninterest income and noninterest expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Noninterest Income
Service charges on deposit accounts	$9,535	$10,986	$18,803	$21,415
Debit card income, net	2,168	2,056	4,093	3,932
Customer service fee income	1,264	1,358	2,473	2,689

Total customer fee income	12,967	14,400	25,369	28,036

Insurance income	1,765	2,388	4,222	5,448
Retail investment services, net	1,646	2,120	3,656	3,666
Trust and investment management income	1,495	1,857	2,960	3,523
Benefits administration fees	571	734	1,213	1,490

Total wealth management income	5,477	7,099	12,051	14,127

Bank-owned life insurance income	2,560	2,910	5,062	6,057
Mortgage banking income	2,050	1,858	3,255	3,343
Gain on certain derivative activities	1,085	236	2,220	248
Merchant processing income, net	817	809	1,427	1,666
Gain on securities	4,580	1,876	1,626	2,272
Gain on Visa IPO share redemption	—	—	—	1,904
Other (1)	2,736	2,999	5,003	5,637

Total noninterest income	$32,272	$32,187	$56,013	$63,290

Noninterest Expenses
Salaries and wages, excluding employment contracts and severance	$34,739	$36,136	$69,930	$70,989
Employment contracts and severance	829	2,299	829	2,299

Total salaries and wages	35,568	38,435	70,759	73,288

Employee benefits	8,925	9,113	17,848	18,411
Impairment of long lived assets	17,376	—	17,376	—
Occupancy	9,506	8,972	18,942	17,595
Furniture and equipment	6,801	6,733	13,746	13,116
Loan collection and foreclosed asset expense	7,247	2,303	12,138	3,382
Loss (gain) on other real estate owned (1)	12,873	(3)	12,997	184
Loss on nonmortgage loans held for sale	9,461	—	11,299	—
Regulatory assessments	6,479	2,374	11,134	4,451
FDIC special assessment	5,700	—	5,700	—
Professional services	4,351	3,579	8,858	7,106
Project NOW expense	281	—	1,579	—
Advertising and business development	2,109	2,731	3,390	5,202
Telecommunications	1,551	1,476	3,077	2,899
Amortization of intangibles	1,286	1,589	2,577	3,247
Goodwill impairment	2,511	—	2,511	188,431
Loss on repurchase of auction rate securities	—	—	676	—
(Gain) loss on early extinguishment of debt	(2,991)	(83)	(3,043)	464
Branch acquisition and conversion costs	—	731	—	731
Visa-related litigation	—	—	—	(863)
Other	7,154	9,667	14,865	18,339

Total noninterest expenses	$136,188	$87,617	$226,429	$355,983

(1)

In fourth quarter 2008, TSFG reclassified loss (gain) on other real estate owned from noninterest income to noninterest expense. Prior periods have been reclassified to conform to the current presentation.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 3 – Accumulated Other Comprehensive Income (Loss)

          The following summarizes accumulated other comprehensive income (loss), net of tax (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,

		2009	2008	2009	2008

	Net Unrealized Gains (Losses) on Securities Available for Sale
	Balance at beginning of period	$27,233	$(1,912)	$6,890	$(30,765)
	Other comprehensive income (loss):
	Unrealized holding (losses) gains arising during the period	(8,116)	(52,276)	24,185	(5,851)
	Income tax benefit (expense)	3,113	19,298	(8,848)	2,133
Less:	Reclassification adjustment for (gains) losses included in net loss	(4,950)	927	(4,945)	301
	Income tax expense (benefit)	1,733	(324)	1,731	(105)

		(8,220)	(32,375)	12,123	(3,522)

	Balance at end of period	19,013	(34,287)	19,013	(34,287)

	Net Unrealized Gains on Cash Flow Hedges
	Balance at beginning of period	29,785	27,061	35,668	14,956
	Other comprehensive income (loss):
	Unrealized gain (loss) on change in fair values	2,376	(9,218)	6,264	13,447
	Income tax (expense) benefit	(831)	3,227	(2,192)	(4,706)
Less:	Reclassification adjustment for gains included in net loss	(14,196)	(6,875)	(27,135)	(10,916)
	Income tax expense	4,968	2,407	9,497	3,821

		(7,683)	(10,459)	(13,566)	1,646

	Balance at end of period	22,102	16,602	22,102	16,602

		$41,115	$(17,685)	$41,115	$(17,685)

	Total other comprehensive loss	$(15,903)	$(42,834)	$(1,443)	$(1,876)
	Net loss	(89,676)	(10,932)	(164,079)	(212,224)

	Comprehensive loss	$(105,579)	$(53,766)	$(165,522)	$(214,100)

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Securities

          The aggregate amortized cost and estimated fair value of securities available for sale and securities held to maturity (in thousands) were as follows:

	June 30, 2009

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities Available for Sale
U.S. Treasury	$4,080	$15	$44	$4,051
U.S. Government agencies	43,418	802	—	44,220
Agency mortgage-backed securities	1,425,903	27,663	3,605	1,449,961
Private label mortgage-backed securities	12,296	—	696	11,600
State and municipals	226,572	6,464	120	232,916
Other investments	60,999	—	289	60,710

	$1,773,268	$34,944	$4,754	$1,803,458

Securities Held to Maturity
State and municipals	$16,835	$399	$22	$17,212
Agency mortgage-backed securities	129,534	548	192	129,890
Other investments	100	—	—	100

	$146,469	$947	$214	$147,202

	December 31, 2008

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities Available for Sale
U.S. Treasury	$2,001	$68	$—	$2,069
U.S. Government agencies	307,025	6,704	—	313,729
Agency mortgage-backed securities	1,467,516	14,632	13,509	1,468,639
Private label mortgage-backed securities	14,850	—	2,079	12,771
State and municipals	256,755	5,673	180	262,248
Other investments	48,098	87	447	47,738

	$2,096,245	$27,164	$16,215	$2,107,194

Securities Held to Maturity
State and municipals	$22,609	$343	$4	$22,948
Other investments	100	—	—	100

	$22,709	$343	$4	$23,048

          At June 30, 2009, other investments in securities available for sale included the following (recorded at the estimated fair value): FHLB stock of $58.8 million and equity investments of $1.9 million. At December 31, 2008, other investments in securities available for sale included the following (recorded at the estimated fair value): FHLB stock of $35.5 million, corporate bonds of $10.0 million, and equity investments of $2.2 million.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

          The amortized cost and estimated fair value of securities available for sale and securities held to maturity (in thousands) at June 30, 2009, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The estimated fair value of securities was determined using quoted market prices.

	June 30, 2009

	Amortized Cost	Estimated Fair Value

Securities Available for Sale
Due in one year or less	$86,923	$87,865
Due after one year through five years	548,929	561,045
Due after five years through ten years	203,031	206,790
Due after ten years	873,388	887,050
No contractual maturity	60,997	60,708

	$1,773,268	$1,803,458

Securities Held to Maturity
Due in one year or less	$5,118	$5,186
Due after one year through five years	140,616	141,300
Due after five years through ten years	735	716

	$146,469	$147,202

          Proceeds from sales of securities available for sale, gross realized gains and losses on sales, and maturities and other securities transactions (in thousands) are summarized as follows. The net gains or losses are shown in noninterest income as gain on securities.

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Proceeds from sales of securities available for sale	$125,737	$38,760	$131,466	$155,342

Sales transactions of securities available for sale:
Gross realized gains	$5,385	$—	$5,385	$630
Gross realized losses	—	—	(5)	(4)
Maturities and other securities transactions:
Gross realized gains	—	3,162	—	3,162
Other-than-temporary impairment	(805)	(1,286)	(3,754)	(1,516)

Net gain on securities	$4,580	$1,876	$1,626	$2,272

          Securities with estimated fair values of $925.3 million and $1.4 billion at June 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and for other purposes. The amortized cost totaled approximately $906.9 million and $1.4 billion for these same periods.

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

          Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in an unrealized loss position, were as follows (in thousands):

	June 30, 2009

	Less than 12 Months		12 Months or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available for Sale
US Treasury	$2,036	$44	$—	$—	$2,036	$44
Agency mortgage-backed securities	377,411	3,235	18,839	370	396,250	3,605
Private label mortgage-backed securities	8,001	55	3,599	641	11,600	696
State and municipals	4,298	108	646	12	4,944	120
Other investments	211	19	750	270	961	289

	$391,957	$3,461	$23,834	$1,293	$415,791	$4,754

Securities Held to Maturity
State and municipals	1,230	22	—	—	1,230	22
Agency mortgage-backed securities	50,246	192	—	—	50,246	192

	$51,476	$214	$—	$—	$51,476	$214

	December 31, 2008

	Less than 12 Months		12 Months or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available for Sale
Agency mortgage-backed securities	$342,792	$3,062	$399,557	$10,447	$742,349	$13,509
Private label mortgage-backed securities	12,771	2,079	—	—	12,771	2,079
State and municipals	4,230	148	1,854	32	6,084	180
Other investments	369	128	700	319	1,069	447

	$360,162	$5,417	$402,111	$10,798	$762,273	$16,215

Securities Held to Maturity
State and municipals	$—	$—	$1,036	$4	$1,036	$4

          At June 30, 2009, TSFG had 58 individual investments that were in an unrealized loss position. The unrealized losses summarized above, except for other investments, were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The majority of these securities are government or agency securities and, therefore, pose minimal credit risk. TSFG does not intend to sell these securities and it is not more likely than not that it will be required to sell the securities before recovery of the amortized cost basis. Therefore, at June 30, 2009, these investments are not considered impaired on an other-than-temporary basis.

          In second quarter 2009, TSFG recorded $435,000 in other-than-temporary impairment on certain community bank-related equity securities included in the other investments category. The remaining securities in the other investment category with unrealized losses are not considered impaired on an other-than-temporary basis due to lack of severity of the impairment.

          TSFG also invests in limited partnerships, limited liability companies (LLC’s) and other privately held companies. These investments are included in other assets. In the three and six months ended June 30, 2009, TSFG recorded $370,000 and $3.3 million in other-than-temporary impairment on these investments. At June 30, 2009, TSFG’s investment in these entities totaled $14.9 million, of which $5.0 million were accounted for under the cost method and $9.9 million were accounted for under the equity method.

          Also included in other assets are $5.8 million of various auction rate preferred securities which TSFG repurchased during first quarter 2009 from brokerage customers who purchased the securities during 2007. Currently, the market for these securities is illiquid, and TSFG recorded a loss of $676,000 during first quarter 2009 to adjust these securities to estimated fair value.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 5 – Loans

          The following is a summary of loans by category (in thousands):

	June 30, 2009	December 31, 2008

Commercial Loans
Commercial and industrial	$2,428,511	$2,722,611
Commercial owner - occupied real estate	1,315,442	1,270,746
Commercial real estate	3,873,199	4,074,331

	7,617,152	8,067,688

Consumer Loans
Indirect - sales finance	285,658	635,637
Consumer lot loans	178,212	225,486
Direct retail	87,326	95,397
Home equity	811,057	813,201

	1,362,253	1,769,721

Mortgage Loans	326,604	354,663

Total loans held for investment	9,306,009	10,192,072
Loans held for sale	40,290	30,963

Total loans	$9,346,299	$10,223,035

Included in the above:
Nonaccrual loans held for investment	$464,565	$349,382
Nonaccrual loans held for sale	376	16,282
Loans past due 90 days still accruing interest	11,107	47,481

          During the three and six months ended June 30, 2009, TSFG transferred $335.8 million and $346.5 million, respectively, from the held for investment portfolio to the held for sale portfolio. Included in the second quarter amounts were $230.3 million of indirect auto loans (all of which were sold prior to quarter-end) and $88.8 million of shared national credits (of which $24.7 million were still in held for sale at June 30, 2009). After recording an allowance adjustment of $4.5 million, TSFG recorded a $3.2 million net loss on the indirect auto loan and shared national credits transactions. Additional losses for the three and six months ended June 30, 2009 of $6.3 million and $8.1 million, respectively, were attributable to losses on other sales, write-downs on loans transferred to other real estate owned, or write-downs on loans still included in held for sale.

          During the three months ended June 30, 2008, TSFG sold $40.0 million of nonperforming loans previously included in loans held for investment. In the three and six months ended June 30, 2008, TSFG charged-off $16.1 million and $17.6 million, respectively, of these loans against the allowance for loan losses prior to transferring them to loans held for sale.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

          Loans are considered to be impaired when, in management’s judgment and based on current information, the full collection of principal and interest becomes doubtful. A loan is also considered impaired if its terms are modified in a troubled debt restructuring. The following table summarizes information on impaired loans (in thousands):

	At and For the Six Months Ended June 30, 2009	At and For the Year Ended December 31, 2008

Impaired loans with specific allowance	$293,776	$193,280
Impaired loans with no specific allowance	138,590	94,217

Total impaired loans	$432,366	$287,497

Related allowance	$70,006	$44,418
Interest income recognized	372	112
Foregone interest	11,169	14,439

Note 6 – Allowance for Credit Losses

          The allowance for loan losses, reserve for unfunded lending commitments, and allowance for credit losses are presented below (in thousands):

	At and For the Six Months Ended June 30,		At and For the Year Ended December 31, 2008

	2009	2008

Allowance for loan losses
Balance at beginning of period	$247,086	$126,427	$126,427
Allowance adjustment for loans sold	(4,471)	—	—
Provision for loan losses	272,362	137,225	344,069
Loans charged-off	(234,565)	(76,106)	(230,961)
Recoveries of loans previously charged off	4,878	4,181	7,551

Balance at end of period	$285,290	$191,727	$247,086

Reserve for unfunded lending commitments
Balance at beginning of year	$2,788	$2,268	$2,268
Provision for unfunded lending commitments	1,602	(170)	520

Balance at end of period	$4,390	$2,098	$2,788

Allowance for credit losses
Balance at beginning of year	$249,874	$128,695	$128,695
Allowance adjustment for loans sold	(4,471)	—	—
Provision for credit losses	273,964	137,055	344,589
Loans charged-off	(234,565)	(76,106)	(230,961)
Recoveries of loans previously charged off	4,878	4,181	7,551

Balance at end of period	$289,680	$193,825	$249,874

Note 7 – Impairment of Long-Lived Assets

          During 2005, TSFG initiated plans for a “corporate campus” to meet current and future facility needs and serve as the primary headquarters for its banking operations. Through June 30, 2009, TSFG had invested approximately $80 million in the project and had entered into additional contractual commitments of approximately $8 million.

          During second quarter 2009, TSFG announced its intention to market its planned campus facility for sale. The campus site contains approximately 60 acres. Site infrastructure and landscaping is nearing completion and is expected to

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

be finished in fall 2009. Three buildings – two office buildings and a conference center – are under construction, and ten additional building sites are available. Prior to the sale, TSFG expects to take advantage of the campus facility to house some operations that are currently located in facilities with leases expiring in 2009. Approximately 50,000 square feet, or approximately 20% of the available space in the two office buildings at the campus, are expected to be occupied by these operations.

          Based on the current environment, initial estimates of value, and an 18 to 36 month marketing period, TSFG recorded an impairment charge of $15.9 million in second quarter 2009, which is included in noninterest expense. The fair value for the property was determined by estimating a range of values using limited market data on similar properties, adjusted for factors specific to TSFG’s corporate campus. In determining the impairment charge, the cost basis was reduced by the estimated net realizable value of state tax credits available to TSFG. At June 30, 2009, the carrying amount of the campus was $62.7 million. For purposes of segment reporting, the asset is included in the “Other” column in Note 17.

          TSFG also recorded a $612,000 impairment loss (included in noninterest expense) from the write-down of the corporate jet which was classified as an asset held for sale in 2009. At June 30, 2009, the carrying amount of the corporate jet was $6.7 million, which was included in other assets. Subsequent to quarter-end, TSFG sold the corporate jet and recorded no significant gain or loss on the sale.

          In addition, during second quarter 2009, TSFG recorded an $864,000 impairment loss (also included in noninterest expense) associated with vacated branches and office locations, primarily attributable to subletting office space at less than the contractual lease rate.

Note 8 – Goodwill

          The following summarizes the changes in the carrying amount of goodwill related to each of TSFG’s business segments (in thousands) for the period ended June 30, 2009:

	Carolina First	Mercantile	Other	Total

Balance, December 31, 2008	$203,800	$—	$20,361	$224,161
Goodwill impairment charge	—	—	(2,511)	(2,511)
Purchase accounting adjustments	—	—	—	—

Balance, June 30, 2009	$203,800	$—	$17,850	$221,650

          TSFG evaluates its goodwill annually for each reporting unit as of June 30th or more frequently if events or circumstances indicate that there may be impairment. The goodwill impairment test is a two-step process, which requires management to make judgments in determining the assumptions used in the calculations. The first step (“Step 1”) involves estimating the fair value of each reporting unit and comparing it to the reporting unit’s carrying value, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, then a second step (“Step 2”) is performed to measure the actual amount of goodwill impairment, if any. Step 2 involves determining the implied fair value of goodwill. This requires the Company to allocate the estimated fair value of the reporting unit to all the assets and liabilities of such unit. The fair values of the assets and liabilities, primarily loans and deposits, are determined using current market interest rates, projections of future cash flows, and where available, quoted market prices of similar instruments. Any unallocated fair value represents the implied fair value of goodwill, which is then compared to its corresponding carrying value. If the implied fair value is less than the carrying value, an impairment loss is recognized in an amount equal to that deficit.

          The fair value of the Carolina First reporting unit evaluated for impairment was determined primarily using discounted cash flow models based on internal forecasts (90% weighting) and, to a lesser extent, market-based trading and transaction multiples (10% weighting). More weight was given to the discounted cash flow models since market-based multiples are not considered directly comparable given the lack of a complete operational entity for each reporting unit, and based on the internal forecasts taking a longer term view of the Company’s performance. The internal forecasts include certain assumptions made by management, including expected growth rates in loans and customer funding, changes in net interest margin, credit quality trends, and the forecasted levels of other income and expense items. Forecasts are prepared for each of the next five years, with a terminal cash flow assigned to the remainder of the forecast horizon. A range of terminal growth rates ranging from 3% to 7% are applied to the terminal cash flow. Each period’s cash flow is

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

then discounted using a range of discount rates based on the risk-free rate plus a premium based on overall stock market volatility and the volatility of our own stock. The portion of the estimated value derived from market-based trading and transaction multiples is based on a weighting of market multiples for selected peer institutions based on such metrics as book value of equity, tangible equity, assets, trailing earnings, and projected earnings. The value assigned to the reporting unit for purposes of the goodwill impairment evaluation is based on the midpoint of the range of values determined using the method outlined above. This valuation indicated that the fair value of the Carolina First reporting unit was less than its carrying value. However, Step 2 of the evaluation indicated that the implied fair value of the goodwill was greater than its carrying value, and thus no impairment charge was required as of the June 30, 2009 test date for the Carolina First banking segment.

          During second quarter 2009, TSFG recorded a $2.1 million goodwill impairment charge on one of its nonbank subsidiaries (included in the Other segment) based on discounted cash flows and estimated market valuations. Also in second quarter 2009, TSFG recorded a $411,000 goodwill impairment charge in its Retirement Plan Administration reporting unit due to its decision to sell its subsidiary, American Pensions, Inc. (included in the Other segment). On July 1, 2009, TSFG sold American Pensions, Inc.

          During first quarter 2008, TSFG recognized $188.4 million in goodwill impairment in the Mercantile banking segment primarily due to increased projected credit costs and a related decrease in projected loan growth, as well as changes in the measurement of segment profitability. During fourth quarter 2008, TSFG recognized an additional $237.6 million of goodwill impairment primarily due to an increase in the discount rate used for valuing future cash flows of the Mercantile reporting unit and a reduction in the projected cash flows primarily over the next two years. As a result, there is no goodwill currently assigned to the Mercantile banking segment.

Note 9 — Other Real Estate Owned

          Other real estate owned (“OREO”), consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is recorded as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of noninterest expense. The following presents the details for OREO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Balance at beginning of period	$73,672	$6,865	$44,668	$6,467
Loans transferred in	44,167	12,031	76,259	13,452
Sales	(13,664)	(232)	(16,752)	(1,029)
Write-downs	(10,230)	—	(10,230)	(226)

Balance at end of period	$93,945	$18,664	$93,945	$18,664

Note 10 – Derivative Financial Instruments and Hedging Activities

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

	June 30, 2009			December 31, 2008

	Fair Value		Notional Amount	Fair Value		Notional Amount

	Asset	Liability		Asset	Liability

Derivatives designated as hedging instruments under SFAS 133:
Cash flow hedges
Interest rate swaps associated with lending activities	$28,957	$—	$1,555,000	$48,766	$—	$1,670,000
Interest rate floor associated with lending activities	2,403	—	200,000	6,873	—	200,000

Fair value hedges
Interest rate swaps associated with brokered CDs	1,656	371	102,264	2,491	1,376	220,352

Total derivatives designated as hedging instruments under SFAS 133	$33,016	$371	$1,857,264	$58,130	$1,376	$2,090,352

Derivatives not designated as hedging instruments under SFAS 133:
Interest rate swaps	$4,172	$361	$88,000	$—	$1,232	$10,000
Forward foreign currency contracts	622	622	5,917	1,660	1,660	11,063
Customer swap contracts	27,827	28,495	1,041,623	44,067	44,882	984,897
Options, interest rate swaps and other	1,320	1,337	167,225	3,481	3,420	152,243

Total derivatives not designated as hedging instruments under SFAS 133	$33,941	$30,815	$1,302,765	$49,208	$51,194	$1,158,203

Total derivatives	$66,957	$31,186	$3,160,029	$107,338	$52,570	$3,248,555

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

          The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash inflows associated with existing pools of prime and LIBOR-based loan assets. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2009, the Company recognized a gain of $78,000 and a loss of $96,000 respectively, for hedge ineffectiveness attributable to a mismatch between the swap notional and the aggregate principal amount of the designated loan pools. In addition, certain swaps failed to qualify for hedge accounting due to this mismatch; accordingly, the change in fair value of these swaps during the three and six months ended June 30, 2009 of $1.0 million and $1.2 million, respectively, have been recognized directly in earnings as a loss. The fair value of these swaps at June 30, 2009 and the change in fair value during the three and six months ended June 30, 2009 are disclosed under the sections entitled “Derivatives Not Designated as Hedging Instruments” throughout this footnote. No hedge ineffectiveness was recognized during the three and six months ended June 30, 2008.

          Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. During the three and six months ended June 30, 2009, the Company accelerated the reclassification of an unrealized gain in accumulated other

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

comprehensive income of $1.8 million and $2.6 million, respectively, to earnings as a result of the hedged forecasted transactions becoming probable not to occur. During the next twelve months, the Company estimates that $24.1 million will be reclassified as an increase to interest income. With respect to cash flow hedges, forecasted transactions are being hedged through 2012.

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

          For derivatives that are designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three and six months ended June 30, 2009, the Company recognized a loss of $715,000 and $121,000, respectively, related to hedge ineffectiveness and amounts excluded from effectiveness testing. The net impact of the Company’s fair value hedges to interest expense for the three and six months ended June 30, 2009, which includes net settlements on the derivatives and any amortization of the basis adjustment in the hedged items, was a reduction to interest expense of $1.3 million and $2.5 million, respectively.

     Non-designated Hedges

          Derivatives not designated as hedges are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of SFAS 133. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2009, the Company had three outstanding derivatives with a notional of $85 million that failed to qualify for hedge accounting and were, therefore, no longer designated as hedges in qualifying hedging relationships.

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

          As part of its mortgage lending activities, TSFG originates certain residential loans and commits these loans for sale. The commitments to originate residential loans (“rate locks’) and the sales commitments are freestanding derivative instruments and are generally funded within 90 days. The value of the rate locks is estimated based on indicative market prices being bid on similarly structured mortgage backed securities.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

     Effect of Derivative Instruments on the Consolidated Statements of Operations

          The effect of derivative instruments on the consolidated statements of operations is presented in the tables below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Derivatives in Cash Flow Hedging Relationships
Interest rate swaps associated with lending activities:
Amount of gain (loss) recognized in OCI	$2,034	$(7,831)	$5,700	$9,998
Amount of gain reclassified from accumulated OCI to interest income (effective portion)	9,007	5,525	18,926	8,798
Amount of gain reclassified from accumulated OCI to gain on certain derivative activities (effective portion)	2,836	—	3,780	—
Amount of gain (loss) recognized in gain on certain derivative activities (ineffective portion and amount excluded from effectiveness testing)	78	—	(96)	—
Interest rate floor associated with lending activities:
Amount of gain (loss) recognized in OCI	342	(1,387)	564	3,449
Amount of gain reclassified from accumulated OCI to interest income (effective portion)	2,275	1,350	4,525	2,118

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Derivatives in Fair Value Hedging Relationships
Interest rate swaps associated with brokered CDs:
Amount of gain (loss) recognized in gain on certain derivative activities on derivative	$(1,187)	$(5,795)	$23	$4,913
Amount of gain (loss) recognized in gain on certain derivative activities on hedged item	472	5,040	(144)	(4,359)

		Amount of Gain (Loss) Recognized in Income on Derivative

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative

		2009	2008	2009	2008

Interest rate swaps	Gain on certain derivative activities	$(1,063)	$893	$(1,294)	$(241)
Customer swap contracts	Other noninterest income	245	1,287	819	2,238
Customer swap contracts	Gain on certain derivative activities	—	68	—	(76)
Mortgage contracts	Mortgage banking income	(79)	308	(30)	250
Other contracts	Gain on certain derivative activities	(51)	30	(49)	11

		$(948)	$2,586	$(554)	$2,182

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

          Furthermore, certain of TSFG’s derivative instruments contain provisions that require the Company to maintain its status as a well / adequately capitalized institution and/or the Company’s debt to maintain a certain credit rating from one or more of the major credit rating agencies. If TSFG violated either of these provisions, the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.

          As of June 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $10.9 million. As of June 30, 2009 the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $11.3 million. Since the Company was in violation of certain debt rating provisions at June 30, 2009 it could have been required to settle its obligations under the agreements at the termination value ($10.9 million) and could have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty (up to $9.2 million).

          Subsequent to quarter-end, one of TSFG’s counterparties exercised its option to terminate TSFG’s derivatives pursuant to the credit downgrade trigger mentioned above. The fair value of these derivatives was an asset of $373,000 at June 30, 2009.

Note 11 – Commitments and Contingent Liabilities

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

Recourse Reserve

          As part of its 2004 acquisition of Florida Banks, Inc. (“Florida Banks”), TSFG acquired a recourse reserve associated with loans previously sold from Florida Banks’ wholesale mortgage operation. This recourse requires the repurchase of loans at par plus accrued interest from the buyer, upon the occurrence of certain events. At June 30, 2009, the estimated recourse reserve liability, included in other liabilities, totaled $6.0 million. TSFG will continue to evaluate the reserve level and may make adjustments through earnings as more information becomes known. There can be no guarantee that any liability or cost arising out of this matter will not exceed any established reserves.

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

	Outstanding Commitments

	June 30, 2009	December 31, 2008

Loan commitments:
Commercial, industrial, and other	$1,306,135	$1,296,635
Commercial owner-occupied and commercial real estate	219,849	324,360
Home equity loans	442,103	477,777

Total loan commitments	1,968,087	2,098,772
Standby letters of credit	210,111	213,960
Documentary letters of credit	1,571	941
Unused business credit card lines	32,511	33,836

Total	$2,212,280	$2,347,509

Note 12 – Preferred Stock

          In January 2009, 48,674 shares of mandatorily convertible preferred stock were converted into approximately 10.0 million common shares, which included 2.5 million shares (valued at $6.5 million) issued as an inducement to convert.

          In June 2009, as an inducement to convert preferred shares to common shares, TSFG exchanged 94,500 shares of Series 2008ND-V and Series 2008 ND-NV mandatorily convertible preferred stock for 94,500 shares of a new series of mandatorily convertible preferred stock (“Series 2009-A”) with a liquidation preference of $1,000 per share. Each share of the Series 2009-A stock will automatically convert into 253.846 shares of TSFG’s common stock, based on an initial conversion price of $3.9394 per share, on the first business day following the receipt of shareholder approval as to both the conversion terms and an increase in TSFG’s authorized common shares from 200 million to 325 million. The Series 2009-A stock participates in dividends with common shares on a 1:1 basis, as if converted. If shareholder approval is not obtained and thus the automatic conversion is not effected, special dividends (at an initial rate of 12% per annum, and increasing by 1% every six months) will be paid beginning first quarter 2010 and the conversion price will be reduced by 20% on December 19, 2009 (and will be further adjusted every six months). The Series 2009-A shares are not redeemable and are not subject to any sinking fund. Since conversion of the Series 2009-A shares is contingent upon shareholder approval, they were not considered common stock equivalents and thus were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2009. If shareholder approval is obtained, the conversion will add 24.0 million shares to common shares outstanding, including 9.4 million shares valued at $14.0 million which represent an inducement to convert. For the three and six months ended June 30, 2009, TSFG recorded $14.0 million and $20.5 million, respectively, as deemed dividends resulting from induced conversions in the computation of net income available to common shareholders.

          All preferred shares outstanding are in parity to each other and rank senior to common shares both as to dividend and liquidation preferences. The following is a summary of TSFG’s preferred stock at and for the six months ended June 30, 2009:

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

	Shares

	Balance, December 31, 2008	Exchanged	Converted to Common Shares	Balance, June 30, 2009	Carrying Value ($000s)

Series 2008ND-V	51,341	(21,852)	(10,689)	18,800	$18,800
Series 2008ND-NV	177,639	(72,648)	(37,985)	67,006	67,006
Series 2008D-V	2,248	—	—	2,248	2,248
Series 2008D-NV	7,472	—	—	7,472	7,472
Series 2009-A	—	94,500	—	94,500	94,500

Mandatorily convertible preferred stock	238,700	—	(48,674)	190,026	190,026

Series 2008-T	347,000	—	—	347,000	347,000
Less discount originally attributable to the Warrant issued to the Treasury Department, net of accretion	—	—	—	—	(17,620)

Series 2008-T, net	347,000	—	—	347,000	329,380

Total preferred stock	585,700	—	(48,674)	537,026	$519,406

Note 13 – Common Stock

          On March 5, 2009, TSFG filed a “universal shelf” registration statement registering up to $750.0 million of securities to provide additional flexibility in managing capital levels, both in terms of debt and equity. On June 24, 2009, TSFG completed a common stock offering, selling 75 million shares at a gross offering price of $1.00 per share. The offering generated proceeds to TSFG of $69.9 million, net of issuance costs for underwriting and expenses. TSFG used the net proceeds to increase the capital at TSFG’s subsidiary bank. Subsequent to quarter-end, TSFG sold an additional 10 million shares at $1.00 per share pursuant to the exercise in full of the underwriters’ over-allotment option, with net proceeds of $9.5 million.

Note 14 – Average Share Information

          The following is a summary of the basic and diluted average common shares outstanding and loss per share calculations (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Net loss available to common shareholders (numerator)	$(111,485)	$(16,772)	$(202,296)	$(218,201)
Basic
Average common shares outstanding (denominator)	90,986,862	72,611,024	86,629,235	72,530,399
Loss per share	$(1.23)	$(0.23)	$(2.34)	$(3.01)
Diluted
Average common shares outstanding	90,986,862	72,611,024	86,629,235	72,530,399
Average dilutive potential common shares	—	—	—	—

Average diluted shares outstanding (denominator)	90,986,862	72,611,024	86,629,235	72,530,399

Loss per share	$(1.23)	$(0.23)	$(2.34)	$(3.01)

          For the three and six months ended June 30, 2009, options to purchase an additional 4.3 million shares of common stock were outstanding but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. Also excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2009, because of their antidilutive effect, were 38.7 million shares of common stock related to mandatorily convertible preferred stock, 10.1 million shares of common stock related to warrants, and 276,000 shares of common stock related to restricted stock and restricted stock units granted under equity incentive programs.

          For the three and six months ended June 30, 2008, options to purchase an additional 3.7 million shares of common stock were outstanding but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. Also excluded from the computation of diluted earnings per share for

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

the three and six months ended June 30, 2008, because of their antidilutive effect, were 8.9 million shares of common stock related to mandatorily convertible preferred stock and 656,000 shares of common stock related to restricted stock and restricted stock units granted under equity incentive programs.

Note 15 – Fair Value Disclosures

          TSFG carries certain financial instruments at fair value on a recurring basis, specifically securities available for sale and derivative assets and liabilities. (Effective second quarter 2009, TSFG elected to discontinue its use of the fair value option on new production of mortgage loans held for sale. This change corresponds to TSFG’s decision to no longer sell mortgage loans on a pooled basis.) Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. TSFG determines the fair values of its financial instruments based on the fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

•

Level 1 – Valuations are based on quoted prices in active markets for identical assets and liabilities. Level 1 assets include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

•

Level 2 – Valuations are based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Valuations are obtained from third party pricing services for similar assets or liabilities. This category generally includes U.S. government agencies, agency mortgage-backed debt securities, private-label mortgage-backed debt securities, state and municipal bonds, corporate bonds, and certain derivative contracts.

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

          The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2009

	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Treasury	$4,051	$4,051	$—	$—
U.S. Government agencies	44,220	26,133	18,087	—
Agency mortgage-backed securities	1,449,961	—	1,449,961	—
Private label mortgage-backed securities	11,600	—	11,600	—
State and municipals	232,916	—	232,616	300
Other investments	60,710	1,245	428	59,037

Total securities available for sale	1,803,458	31,429	1,712,692	59,337
Derivative assets	66,957	—	65,426	1,531

Total	$1,870,415	$31,429	$1,778,118	$60,868

Derivative liabilities	$31,186	$—	$29,878	$1,308

	December 31, 2008

	Total	Level 1	Level 2	Level 3

Securities available for sale	$2,107,194	$155,938	$1,915,154	$36,102
Mortgage loans held for sale	14,681	—	14,681	—
Derivative assets	107,338	—	103,998	3,340

Total	$2,229,213	$155,938	$2,033,833	$39,442

Derivative liabilities	$52,570	$—	$48,820	$3,750

          The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009

	Securities available for sale	Net derivative assets (liabilities)	Securities available for sale	Net derivative assets (liabilities)

Balance, beginning of period	$46,349	$1,173	$36,102	$(410)
Total net gains (losses) included in net income	—	(950)	—	633
Purchases, sales, issuances and settlements, net	12,988	—	23,235	—

Balance, end of period	$59,337	$223	$59,337	$223

Net gains (losses) included in net income relating to assets/liabilities held at period-end	$—	$(950)	$—	$633

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008

	Securities available for sale	Net derivative assets (liabilities)	Securities available for sale	Net derivative assets (liabilities)

Balance, beginning of period	$41,897	$2,562	$37,735	$370
Total net gains (losses) included in net income	—	(534)	—	1,658
Purchases, sales, issuances and settlements, net	(1,706)	—	2,456	—

Balance, end of period	$40,191	$2,028	$40,191	$2,028

Net gains (losses) included in net income relating to assets/liabilities held at period-end	$—	$(534)	$—	$1,658

          For the three and six months ended June 30, 2009, the gains/losses in the table above were included in noninterest income, specifically gain on certain derivative activities (a loss of $871,000 and a gain of $597,000, respectively) and mortgage banking income (a loss of $79,000 and a gain of $36,000, respectively). For the three and six months ended June 30, 2008, the entire loss of $534,000 and gain of $1.7 million, respectively, were included in gain on certain derivative activities.

     Assets Measured at Fair Value on a Nonrecurring Basis

          We may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from write-downs of individual assets.

          For financial assets measured at fair value on a nonrecurring basis that were still reflected in the balance sheet at period end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at period end (in thousands).

	Carrying value at period end				Total gains (losses)
					Three months ended	Six months ended
	Total	Level 1	Level 2	Level 3

June 30, 2009
Loans held for investment	$304,827	$—	$—	$304,827	$(83,078)	$(126,150)
Loans held for sale	25,081	—	—	25,081	(2,031)	(2,041)
Goodwill	5,682	—	—	5,682	(2,511)	(2,511)
Long lived assets	69,486	—	—	69,486	(17,376)	(17,376)
Other real estate owned	60,865	—	—	60,865	(26,906)	(39,215)
Private equity investments	3,580	—	—	3,580	(330)	(3,279)
Auction rate preferred securities	5,774	—	—	5,774	—	(676)

					$(132,232)	$(191,248)

June 30, 2008
Loans held for investment	$155,111	$—	$—	$155,111	$(30,260)	$(60,233)

          The valuation techniques for the items in the table above are as follows:

          Loans held for investment. Impaired loans are evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, a loan’s observable market value or the fair value of the collateral if the loan is collateral dependent. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from the requirements of SFAS 157. Impaired loans measured by applying the practical expedient are included in the requirements of SFAS 157. Under the practical expedient, TSFG measures the fair

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

value of collateral dependent impaired loans based on the fair value of the collateral securing these loans. These measurements are classified as Level 3 within the valuation hierarchy. Substantially all impaired loans are secured by real estate. The fair value of this real estate is generally determined based upon appraisals performed by a certified or licensed appraiser using inputs such as absorption rates, capitalization rates, and comparables. Management also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals such as changes in absorption rates or market conditions from the time of valuation. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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

          Goodwill. Nonrecurring fair value adjustments to goodwill reflect impairment write-downs. The key assumptions used to estimate the fair value of each reporting unit include earnings forecasts for five years, terminal values based on future growth rates, and discount rates for valuing the cash flows which have inputs for the risk-free rate, market risk premium, and adjustments to reflect inherent risk and required market returns. The ultimate value assigned to goodwill as part of the impairment process is dependent upon fair value estimations of other assets and liabilities in each reporting unit. Because of the significance of unobservable inputs in the valuation of goodwill impairment, goodwill subjected to nonrecurring fair value adjustments is classified as Level 3. See Note 8 for further discussion of the process for evaluating goodwill for impairment.

          Long-lived assets. Nonrecurring fair value adjustments on long-lived assets reflect impairment write-downs. Long-lived assets subjected to nonrecurring fair value adjustments may be classified as Level 2 or Level 3 depending on the inputs to the valuation. When appraisals are used to determine impairment and these appraisals require significant adjustments to market-based valuation inputs, or when the valuation applies an income approach based on unobservable cash flows to measure fair value, the related assets subjected to nonrecurring fair value adjustments are typically classified as Level 3 due to the fact that Level 3 inputs are significant to the fair value measurement.

          Other real estate owned. OREO is adjusted to fair value less costs to sell upon transfer of a loan to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally based upon current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. However, management also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals such as changes in absorption rates or market conditions from the time of valuation. In situations where management adjustments are significant to the fair value measurement in its entirety, such measurements are classified as Level 3 within the valuation hierarchy.

          Private equity investments. The fair values of TSFG’s investments in privately held limited partnerships, corporations and LLCs are not readily available. TSFG evaluates these investments quarterly for impairment based on the investee’s ability to generate cash through its operations, obtain alternative financing, and subjective factors. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of the investments; as a result, private equity investments subjected to nonrecurring fair value adjustments are classified as Level 3.

          Auction rate preferred securities. Nonrecurring fair value adjustments on auction rate preferred securities reflect impairment write-downs. The valuation of these securities requires significant management judgment due to illiquidity in the market; as a result, auction rate preferred securities subjected to nonrecurring fair value adjustments are classified as Level 3.

     Fair Value Option

           Effective second quarter 2009, TSFG elected to discontinue its use of the fair value option on new production of mortgage loans held for sale. This change corresponds to TSFG’s decision to no longer sell mortgage loans on a pooled basis. During the three and six months ended June 30, 2009, changes in fair value of these loans resulted in a net

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

gain of $8,000 and a net loss of $91,000, respectively, which were recorded in mortgage banking income. These changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

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

          TSFG has used management’s best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts, which could be realized, in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair values presented. The estimated fair values of TSFG’s financial instruments (in thousands) were as follows:

	June 30, 2009		December 31, 2008

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and due from banks	$303,456	$303,456	$292,219	$292,219
Interest-bearing bank balances	3	3	166	166
Securities available for sale	1,803,458	1,803,458	2,107,194	2,107,194
Securities held to maturity	146,469	147,203	22,709	23,048
Net loans	9,061,009	8,630,865	9,975,949	9,494,197
Derivative assets	66,957	66,957	107,338	107,338

Financial Liabilities
Deposits	9,388,652	9,439,717	9,405,717	9,487,817
Short-term borrowings	343,154	342,813	1,626,374	1,626,025
Long-term debt	1,126,435	992,083	707,769	705,504
Derivative liabilities	31,186	31,186	52,570	52,570

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 16 – Income Taxes

          The effective income tax benefit as a percentage of pretax income was 39.9% and 40.0%, respectively, for the three and six months ended June 30, 2009. Income tax benefit differed from the amount computed by applying TSFG’s statutory U.S. federal income tax rate of 35% to pretax loss for the three and six months ended June 30, 2009 primarily due to the impact of permanent tax preference items and credits. The effective income tax benefit as a percentage of pretax loss was 42.4% and 10.4%, respectively, for the three and six months ended June 30, 2008. Income tax benefit differed from the amount computed by applying TSFG’s statutory U.S. federal income tax rate of 35% to pretax income for the three and six months ended June 30, 2008 primarily as a result of the impact of the nondeductible goodwill impairment, other nontaxable and nondeductible items, and management’s projections.

          On an ongoing basis, TSFG evaluates its deferred tax assets for realizability. Although realization is not assured, management believes the recorded deferred tax assets, beyond the REIT capital loss and the South Carolina non-bank net operating loss (which currently have a valuation allowance recorded as reported in Note 14 to the Consolidated Financial Statements included in TSFG’s Annual Report on Form 10-K for the year ended December 31, 2008) are fully recoverable based on the ability to carry back losses, forecasts of future taxable income, and current forecasts for the periods through which losses may be carried forward. At June 30, 2009, the net deferred tax asset totaled $131.7 million. Management’s analysis of the need for a valuation allowance recognizes that the Company has incurred a cumulative loss over the preceding three-year period, including substantial losses in 2008 and the first half of 2009. A majority of the cumulative loss has been caused by the deterioration in credit and the substantial increase to the allowance for loan losses in the past two years. Current forecasts have the Company producing sufficient taxable income over the 20 year carryforward period to realize the entire net deferred tax asset. Should the expectations of future profitability materially change or earnings in the short term differ materially from the Company’s forecast, a valuation allowance may be established if management believes any portion of the deferred tax asset will not be realized. The amount of future taxable income required to fully utilize the deferred tax asset is approximately $414 million in the carryforward period.

Note 17 – Business Segments

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

	Carolina First	Mercantile	Other	Total

Three Months Ended June 30, 2009
Net interest income before inter-segment income (expense)	$41,399	$20,330	$24,201	$85,930
Inter-segment interest income (expense)	5,638	10,070	(15,708)	—

Net interest income	47,037	30,400	8,493	85,930
Provision for credit losses (1)	72,401	46,904	12,032	131,337
Noninterest income	13,296	5,927	13,049	32,272
Goodwill impairment	—	—	2,511	2,511
Other noninterest expenses - direct (2)	36,920	36,947	59,810	133,677

Contribution before allocation	(48,988)	(47,524)	(52,811)	(149,323)
Noninterest expenses - allocated (3)	25,536	10,980	(36,516)	—

Contribution before income taxes	$(74,524)	$(58,504)	$(16,295)	(149,323)

Income tax benefit				(59,647)

Net loss				$(89,676)

Six Months Ended June 30, 2009
Net interest income before inter-segment income (expense)	$81,264	$38,704	$50,980	$170,948
Inter-segment interest income (expense)	13,854	23,259	(37,113)	—

Net interest income	95,118	61,963	13,867	170,948
Provision for credit losses (1)	118,573	134,814	20,577	273,964
Noninterest income	26,735	11,282	17,996	56,013
Goodwill impairment	—	—	2,511	2,511
Other noninterest expenses - direct (2)	62,809	56,934	104,175	223,918

Contribution before allocation	(59,529)	(118,503)	(95,400)	(273,432)
Noninterest expenses - allocated (3)	45,917	23,825	(69,742)	—

Contribution before income taxes	$(105,446)	$(142,328)	$(25,658)	(273,432)

Income tax benefit				(109,353)

Net loss				$(164,079)

June 30, 2009
Total assets	$5,641,699	$3,231,500	$3,715,032	$12,588,231
Total loans held for investment	5,368,837	3,194,574	742,598	9,306,009
Total deposits	4,240,885	3,047,981	2,099,786	9,388,652

(1)	In 2009, TSFG began allocating provision expense using an expected loss methodology. Prior periods reflect a more general allocation.

(2)	Noninterest expenses – direct include the direct costs of the segment’s operations such as facilities, personnel, and other operating expenses.

(3)

Noninterest expenses – allocated includes expenses not directly attributable to the segments, such as information services, operations, human resources, accounting, finance, treasury, and corporate incentive plans.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

	Carolina First	Mercantile	Other	Total

Three Months Ended June 30, 2008
Net interest income before inter-segment income (expense)	$54,233	$33,100	$12,872	$100,205
Inter-segment interest income (expense)	683	(283)	(400)	—

Net interest income	54,916	32,817	12,472	100,205
Provision for credit losses (1)	14,122	41,284	8,357	63,763
Noninterest income	14,763	7,948	9,476	32,187
Other noninterest expenses - direct (2)	24,559	17,536	45,522	87,617

Contribution before allocation	30,998	(18,055)	(31,931)	(18,988)
Noninterest expenses - allocated (3)	22,481	14,849	(37,330)	—

Contribution before income taxes	$8,517	$(32,904)	$5,399	(18,988)

Income tax benefit				(8,056)

Net loss				$(10,932)

Six Months Ended June 30, 2008
Net interest income before inter-segment income (expense)	$108,246	$68,376	$16,289	$192,911
Inter-segment interest income (expense)	3,463	826	(4,289)	—

Net interest income	111,709	69,202	12,000	192,911
Provision for credit losses (1)	30,266	97,624	9,165	137,055
Noninterest income	28,714	14,873	19,703	63,290
Goodwill impairment	—	188,431	—	188,431
Other noninterest expenses - direct (2)	46,157	32,981	88,414	167,552

Contribution before allocation	64,000	(234,961)	(65,876)	(236,837)
Noninterest expenses - allocated (3)	45,100	30,024	(75,124)	—

Contribution before income taxes	$18,900	$(264,985)	$9,248	(236,837)

Income tax benefit				(24,613)

Net loss				$(212,224)

June 30, 2008
Total assets	$6,052,837	$3,951,178	$3,972,855	$13,976,870
Total loans held for investment	5,765,611	3,677,743	1,032,377	10,475,731
Total deposits	4,426,589	2,999,039	2,460,741	9,886,369

(1)	In 2009, TSFG began allocating provision expense using an expected loss methodology. Prior periods reflect a more general allocation.

(2)	Noninterest expenses – direct include the direct costs of the segment’s operations such as facilities, personnel, and other operating expenses.

(3)

Noninterest expenses – allocated includes expenses not directly attributable to the segments, such as information services, operations, human resources, accounting, finance, treasury, and corporate incentive plans.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis are presented to assist in understanding the financial condition, changes in financial condition, results of operations, and cash flows of The South Financial Group, Inc. and its subsidiaries (collectively, “TSFG”), except where the context requires otherwise. TSFG may also be referred to herein as “we”, “us”, or “our.” This discussion should be read in conjunction with the consolidated financial statements appearing in this report as well as TSFG’s Annual Report on Form 10-K for the year ended December 31, 2008. Results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of results that may be attained for any other period.

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

Forward-Looking Statements

          This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements may be identified by the use of such words as: “estimate”, “anticipate”, “expect”, “believe”, “intend”, “plan”, or words of similar meaning, or future or conditional verbs such as “may”, “intend”, “could”, “will”, or “should”. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from those in such statements. A variety of factors may affect the operations, performance, business strategy and results of TSFG including, but not limited to, the following:

•	ability to effectuate the Capital Plan (see “Overview”);

•

significant changes in, or additions to, banking laws or regulations, including, without limitation, as a result of the Emergency Economic Stabilization Act of 2008 (“EESA”), the Troubled Asset Relief Program (“TARP”), including the Capital Purchase Program (the “Capital Purchase Program”) of the U.S. Department of Treasury (the “U.S. Treasury”), and related executive compensation requirements;

•	any potential participation in one or more governmental capital programs such as the U.S. Treasury’s Capital Assistance Program (“CAP”);

•	additional losses in our loan portfolio and ability to mitigate credit issues in our loan portfolio;

•	continuation or worsening of current recessionary conditions, as well as continued turmoil in the financial markets;

•	continued volatility and deterioration of the capital and credit markets;

•	ability to maintain required capital levels (including whether or not common or other dividends are paid or suspended) and adequate sources of funding and liquidity;

•	deposit growth, change in the mix or type of deposit products, and cost of deposits;

•	loss of deposits due to perceived capital weakness or otherwise;

•	rating agency action such as a ratings downgrade;

•

continued weakness in the real estate market, including the markets for commercial and residential real estate, which may affect, among other things, the level of nonperforming assets, charge-offs, and provision expense;

•	continued weakness or further deterioration in the residential real estate markets in South Carolina, western North Carolina, and larger markets in Florida, in which our loans are concentrated;

•	risks inherent in making loans including repayment risks and changes in the value of collateral, and our ability to manage such risks;

•	loan growth, loan sales, the adequacy of the allowance for credit losses, provision for credit losses, and the assessment of problem loans (including loans acquired via acquisition);

•	risks incurred as a result of trading, clearing, counterparty, or other relationships;

•	changes in interest rates, shape of the yield curve, deposit rates, the net interest margin, and funding sources;

•	market risk (including net interest income at risk analysis and economic value of equity risk analysis) and inflation;

•	changes in accounting policies and practices;

•	the ability of our internal controls and procedures to prevent acts intended to defraud, misappropriate assets, or circumvent applicable law or our system of controls;

•	risks associated with potential interruptions or breaches with respect to our information systems;

•	the exposure of our business to hurricanes and other natural disasters;

•	ability to redeem the Series 2008-T Preferred Stock and the warrant sold to the U.S. Treasury;

•	competition in the banking industry and demand for our products and services;

•	changes in the financial performance and/or condition of the borrowers of the subsidiary bank, Carolina First Bank;

•	increases in Federal Deposit Insurance Corporation premiums due to market developments and regulatory changes;

•	level, composition, and repricing characteristics of the securities portfolio;

•	fluctuations in consumer spending;

•	increased competition in our markets;

•	income and expense projections, ability to control expenses, and expense reduction initiatives;

•	changes in the compensation, benefit, and incentive plans, including compensation accruals;

•	risks associated with income taxes, including the potential for adverse adjustments and the failure to realize deferred tax assets;

•

acquisitions, greater than expected deposit attrition or customer loss, inaccuracy of related cost savings estimates, inaccuracy of estimates of financial results, and unanticipated integration issues;

•	valuation of goodwill and intangibles and any potential future impairment;

•	significant delay or inability to execute strategic initiatives designed to grow revenues;

•	changes in management’s assessment of and strategies for lines of business, asset, and deposit categories;

•	changes in the evaluation of the effectiveness of our hedging strategies; and

•	changes, costs, and effects of litigation and environmental remediation.

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

Non-GAAP Financial Information

          This report also contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles (“GAAP”). TSFG’s management uses these non-GAAP measures to analyze TSFG’s performance. In particular, TSFG presents certain designated net interest income amounts on a tax-equivalent basis (in accordance with common industry practice). Management believes that these presentations of tax-equivalent net interest income aid in the comparability of net interest income arising from both taxable and tax-exempt sources over the periods presented. In discussing its deposits, TSFG presents information summarizing its funding generated by customers using the following definitions: “core deposits,” which are defined by TSFG as noninterest-bearing, interest-bearing checking, money market accounts, and savings accounts; “customer deposits,” which are defined by TSFG as total deposits less brokered deposits; and “customer funding,” which is defined by TSFG as total deposits less brokered deposits plus customer sweep accounts. TSFG also discusses its funding generated from non-customer sources using the following definition: “wholesale borrowings,” which are defined by TSFG as short-term and long-term borrowings less customer sweep accounts plus brokered deposits. Management believes that these presentations of “core deposits,” “customer deposits,” “customer funding,” and “wholesale borrowings” aid in the identification of funding generated by its lines of business versus its treasury department. In addition, TSFG provides data eliminating intangibles in order to present data on a “tangible” basis. The limitations associated with operating measures are the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently. Management compensates for these limitations by providing detailed reconciliations between GAAP and operating measures. These disclosures should not be viewed as a substitute for GAAP measures, and furthermore, TSFG’s non-GAAP measures may not necessarily be comparable to non-GAAP performance measures of other companies.

Overview

          The South Financial Group is a bank holding company, headquartered in Greenville, South Carolina, with $12.6 billion in total assets and 177 branch offices in South Carolina, Florida, and North Carolina at June 30, 2009. Founded in 1986, TSFG focuses on Southeastern banking markets, which have historically experienced long-term growth. TSFG operates Carolina First Bank, which conducts banking operations in North Carolina and South Carolina (as Carolina First), in Florida (as Mercantile), and on the Internet (as Bank Caroline). At June 30, 2009, approximately 46% of TSFG’s customer deposits (total deposits less brokered deposits) were in South Carolina, 42% were in Florida, and 12% were in North Carolina.

          TSFG targets small business, middle market companies and retail consumers. TSFG strives to combine personalized customer service and local decision-making, typical of community banks, with a full range of financial services normally found at larger regional institutions.

          TSFG reported a net loss available to common shareholders of $202.3 million, or $(2.34) per diluted share, for the first six months of 2009, primarily attributable to higher credit and related costs. For the first six months of 2008, TSFG reported a net loss available to common shareholders of $218.2 million, or $(3.01) per diluted share, which included a goodwill impairment charge of $188.4 million resulting from a decrease in expected cash flows of the Mercantile banking segment. The following is a summary of the consolidated statements of operations (in thousands, except per share data):

	Six Months Ended June 30,		Increase (Decrease)

	2009	2008

Net interest income	$170,948	$192,911	$(21,963)
Provision for credit losses	273,964	137,055	136,909
Noninterest income	56,013	63,290	(7,277)
Noninterest expenses	226,429	355,983	(129,554)
Income tax benefit	109,353	24,613	84,740

Net loss	(164,079)	(212,224)	48,145
Preferred stock dividends and other	(38,217)	(5,977)	(32,240)

Net loss available to common shareholders	$(202,296)	$(218,201)	$15,905

Loss per common share, diluted	$(2.34)	$(3.01)	$0.67

          At June 30, 2009, nonperforming assets as a percentage of loans and foreclosed property increased to 5.94% from 4.04% at December 31, 2008 and 2.29% at June 30, 2008. The increase in nonperforming assets was primarily attributable to continued deterioration in residential construction and development-related loans (which are included in commercial real estate loans). For the six months ended June 30, 2009, annualized net loan charge-offs totaled 4.63% of average loans held for investment, compared to 1.40% for the six months ended June 30, 2008. TSFG’s provision for credit losses increased to $274.0 million for the first six months of 2009 from $137.1 million for the six months ended June 30, 2008.

          In June 2009, TSFG announced a capital plan (the “Capital Plan”) to bolster its common equity to cover the losses associated with a “more adverse” credit scenario used by the U.S. government in its recently completed supervisory capital assessment program (“SCAP”) for the country’s 19 largest bank holding companies. In connection with this plan, TSFG issued $75 million of common equity in a public offering in June, with net proceeds of $69.9 million. (An additional $10 million was issued in July in connection with the exercise of the underwriters’ over-allotment, with net proceeds of $9.5 million.) Also in June, TSFG exchanged $94.5 million of the Series 2008 Convertible Preferred Stock for a new series of preferred stock, Series 2009-A Convertible Preferred Stock, which automatically converts into 24.0 million common shares (including 9.4 million shares valued at $14.0 million as an inducement to convert) upon shareholder approval. (Shareholder approval is expected to be obtained in third quarter 2009.) In addition, TSFG reduced its assets during second quarter 2009, partly by sales of indirect auto loans and shared national credits. Other provisions of the Capital Plan include exchanging common stock for the remaining $95.5 million of Series 2008 Convertible Preferred Stock, converting $20 to $30 million of certain TRUP and REIT preferred securities into common, and selling ancillary businesses.

          In January 2009, 48,674 shares of our Series 2008 Convertible Preferred Stock were converted into approximately 10.0 million common shares, which included 2.5 million shares (valued at $6.5 million) issued as an inducement to convert. In total, $20.5 million for the first six months of 2009 was treated as a deemed dividend to preferred shareholders resulting from induced conversions for purposes of computing net loss available to common shareholders, including $6.5 million in first quarter 2009 and $14.0 million in second quarter 2009.

          TSFG’s tangible equity to tangible asset ratio remained relatively stable at 10.27% at June 30, 2009, compared to 10.29% at December 31, 2008 primarily due to net losses in the first six months of 2009 being offset by proceeds from the common stock offering mentioned above and lower total assets. Tangible common equity to tangible assets was 6.07% at June 30, 2009, compared to 6.05% at March 31, 2009 and December 31, 2008. The common stock offering, lower total assets, and the conversion of $48.7 million of the Series 2008 Preferred Stock helped to offset our net loss and dividends for the first half of 2009. Tangible common equity to tangible assets, assuming conversion of all Convertible Preferred Stock, was 7.60% at June 30, 2009, 7.84% at December 31, 2008, and 7.94% at June 30, 2008. In addition, all regulatory capital ratios exceeded well-capitalized minimums.

          Tax-equivalent net interest income was $173.3 million for the first six months of 2009, compared to $195.7 million for the first six months of 2008. The net interest margin decreased to 2.89% for the first six months of 2009 from 3.16% for the first six months of 2008, primarily due to yields on earning assets declining more than funding costs, as deposit pricing has effectively approached a floor on the absolute level for most non-maturity products, and increased nonperforming asset levels. The net interest margin increased to 2.96% for second quarter 2009, up 13 basis points from 2.83% for first quarter 2009 as higher rate certificates of deposit repriced downward upon renewal.

          Noninterest income totaled $56.0 million for the first six months of 2009, compared to $63.3 million for the first six months of 2008. The decrease was largely attributable to decreases in most categories of noninterest income, including a $2.6 million decline in the net gain on securities and declines in customer fee income and wealth management income due to the effects of the economic downturn. However, mortgage banking income improved for second quarter 2009 versus first quarter 2009.

          Noninterest expenses totaled $226.4 million for the first six months of 2009, compared to $356.0 million for the six months ended June 30, 2008. Goodwill impairment charges totaling $188.4 million were recorded in the first half of 2008. In the first half of 2009, regulatory assessments and credit-related expenses continued to increase, and TSFG recorded $17.4 million in impairment charges on long-lived assets.

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

          Although realization is not assured, management believes the recorded deferred tax assets, beyond the REIT capital loss and the South Carolina non-bank net operating loss (which currently have a valuation allowance recorded as reported in Note 14 to the Consolidated Financial Statements included in TSFG’s Annual Report on Form 10-K for the year ended December 31, 2008) are fully recoverable based on the ability to carry back losses, forecasts of future taxable income, and current forecasts for the periods through which losses may be carried forward. At June 30, 2009, the net deferred tax asset totaled $131.7 million. Management’s analysis of the need for a valuation allowance recognizes that the Company has incurred a cumulative loss over the preceding three-year period, including substantial losses in 2008 and the first half of 2009. A majority of the cumulative loss has been caused by the deterioration in credit and the substantial increase to the allowance for loan losses in the past two years. Current forecasts have the Company producing sufficient taxable income over the 20 year carryforward period to realize the entire net deferred tax asset. Should the expectations of future profitability materially change or earnings in the short term differ materially from the Company’s forecast, a valuation allowance may be established if management believes any portion of the deferred tax asset will not be realized. The amount of future taxable income required to fully utilize the deferred tax asset is approximately $414 million in the carryforward period.

          Additionally, for regulatory capital purposes, deferred tax assets are limited to the assets which can be realized through (i) carryback to prior years or (ii) taxable income in the next twelve months. At June 30, 2009, $159.0 million of the deferred tax assets were excluded from tier 1 and total capital. This amount exceeds the net deferred tax asset of $131.7 million due to the disallowance of the deferred tax liability associated with the unrealized gain/loss on available for sale securities and the deferred tax liability that reduces net intangible assets for regulatory purposes. (See “Capital Resources and Dividends” under “Balance Sheet Review”.)

Balance Sheet Review

     Loans

          TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At June 30, 2009, outstanding loans totaled $9.3 billion, which equaled 99.5% of total deposits (127.5% of customer deposits) and 74.2% of total assets. The major components of the loan portfolio were commercial loans, commercial real estate loans, and consumer loans (including both direct and indirect loans). Substantially all loans were to borrowers located in TSFG’s market areas in South Carolina, Florida, and North Carolina. At June 30, 2009, approximately 6% of the portfolio was unsecured.

          As part of its portfolio and balance sheet management strategies, TSFG reviews its loans held for investment and determines whether its intent for specific loans or classes of loans has changed. If management changes its intent from held for investment to held for sale, the loans are transferred to the held for sale portfolio and recorded at the lower of cost basis or fair value.

          Loans held for investment decreased $886.1 million, or 8.7%, to $9.3 billion at June 30, 2009 from $10.2 billion at December 31, 2008. During the three and six months ended June 30, 2009, TSFG transferred $335.8 million and $346.5 million, respectively, from the held for investment portfolio to the held for sale portfolio. Included in the second quarter amounts were $230.3 million of indirect auto loans (all of which were sold prior to quarter-end) and $88.8 million of shared national credits (of which $24.7 million were still included in held for sale at June 30, 2009). After recording a $4.5 million allowance adjustment, TSFG recorded a $3.2 million net loss on the indirect auto loan and shared national credits transactions. Subsequent to quarter-end, in July 2009, the $24.7 million of shared national credits held for sale were sold.

          TSFG generally sells a substantial majority of its residential mortgage loans in the secondary market. TSFG also retains certain of its mortgage loans in its held for investment portfolio as part of its overall balance sheet management strategy. Mortgage loans held for sale increased to $15.2 million at June 30, 2009 from $14.7 million at December 31, 2008, primarily due to higher mortgage loan volume and timing of mortgage sales. Prior to second quarter 2009, TSFG accounted for its mortgage loans held for sale at fair value pursuant to the fair value option. Effective second quarter 2009, TSFG elected to discontinue its use of the fair value option on new production of mortgage loans held for sale. This change corresponds to TSFG’s decision to no longer sell mortgage loans on a pooled basis.

          Table 1 summarized outstanding loans held for investment by loan purpose.

Table 1

Loan Portfolio Composition Based on Loan Purpose

(dollars in thousands)

	June 30,		December 31, 2008

	2009	2008

Commercial Loans
Commercial and industrial	$2,428,511	$2,891,007	$2,722,611
Commercial owner - occupied real estate	1,315,442	1,183,618	1,270,746
Commercial real estate (1)	3,873,199	4,162,248	4,074,331

	7,617,152	8,236,873	8,067,688

Consumer Loans
Indirect - sales finance	285,658	728,433	635,637
Consumer lot loans	178,212	266,242	225,486
Direct retail	87,326	99,951	95,397
Home equity	811,057	781,120	813,201

	1,362,253	1,875,746	1,769,721

Mortgage Loans	326,604	363,112	354,663

Total loans held for investment	$9,306,009	$10,475,731	$10,192,072

Percentage of Loans Held for Investment
Commercial and industrial	26.1%	27.6%	26.7%
Commercial owner - occupied real estate	14.2	11.3	12.5
Commercial real estate	41.6	39.7	40.0
Consumer	14.6	17.9	17.3
Mortgage	3.5	3.5	3.5

Total	100.0%	100.0%	100.0%

(1)	See “Commercial Real Estate Concentration,” “Credit Quality,” and “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” for more detail on commercial real estate loans.

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

          Indirect - sales finance loans are loans to individuals to finance the purchase of motor vehicles. They are closed at the auto dealership but approved in advance by TSFG for immediate purchase. Loans are extended on new and used motor vehicles with terms varying from two years to six years. TSFG has effectively stopped originating indirect auto loans in its markets, with the exception of certain dealers that fit within our relationship strategy. During second quarter 2009, TSFG sold $230.3 million of indirect loans.

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

          Portfolio risk is partially managed by maintaining a “house” lending limit at a level significantly lower than the legal lending limit of Carolina First Bank and by requiring approval by the Risk Committee of the Board of Directors to exceed this house limit. At June 30, 2009, TSFG’s house lending limit was $35 million, and 14 credit relationships totaling $606.9 million were in excess of the house lending limit (but not the legal lending limit). The 20 largest credit relationships had an aggregate outstanding principal balance of $590.5 million, or 6.4% of total loans held for investment at June 30, 2009, compared to 5.3% of total loans held for investment at December 31, 2008. Approximately $67 million of these loans were considered nonperforming loans as of June 30, 2009.

          TSFG, through its Corporate Banking group, participates in “shared national credits” (multi-bank credit facilities of $20 million or more, or “SNCs”), primarily to borrowers who are headquartered or conduct business in or near our markets. At June 30, 2009, the loan portfolio included commitments totaling $1.1 billion in SNCs. Outstanding borrowings under these commitments totaled $598.9 million at June 30, 2009, decreasing from $711.6 million at December 31, 2008. The largest commitment was $40.0 million and the largest outstanding balance was $32.1 million at June 30, 2009. In addition to internal limits that control our credit exposure to individual borrowers, we have established limits on the size of the overall SNC portfolio, and have established a sub-limit for total credit exposure to borrowers located outside of our markets. Our strategy targets borrowers whose management teams are well known to us and whose risk profile is above average. Going forward, we expect to reduce the percentage of our portfolio invested in SNCs due to the lack of relationship opportunity on much of the portfolio. During second quarter 2009, we transferred $88.8 million of these loans to the held for sale portfolio, of which $24.7 million were still included in held for sale at June 30, 2009. The remaining $24.7 million were sold in July 2009.

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

Table 2

Selected Characteristics of Commercial Real Estate Loans

(dollars in thousands)

	June 30, 2009

	Policy LTV	Weighted Average Time to Maturity (in months)	Weighted Average Loan Size	Largest Ten Total O/S

Completed income property	85%	37.8	$481	$164,509
Residential A&D	75	8.3	583	107,479
Commercial A&D	75	7.8	832	74,962
Commercial construction	80	29.4	2,456	139,549
Residential construction	80	13.7	230	72,917
Residential condo	80	7.1	1,285	118,618
Undeveloped land	65	9.2	672	91,454

Overall		26.9	$559	$769,488

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

Table 3

Commercial Real Estate Loans by Geographic Diversification (1)

(dollars in thousands)

	June 30, 2009		December 31, 2008

	Balance	% of Total CRE	Balance	% of Total CRE

South Carolina, exluding Coastal:
Upstate South Carolina (Greenville)	$593,835	15.3%	$539,920	13.3%
Midlands South Carolina (Columbia)	234,990	6.1	238,285	5.9
Greater South Charlotte South Carolina (Rock Hill)	162,290	4.2	164,709	4.0
Coastal South Carolina:
North Coastal South Carolina (Myrtle Beach)	377,805	9.8	401,325	9.9
South Coastal South Carolina (Charleston)	265,662	6.9	268,951	6.6
Western North Carolina (Hendersonville/Asheville)	697,617	18.0	762,559	18.7
Central Florida:
Central Florida (Orlando)	252,512	6.5	274,560	6.7
Marion County, Florida (Ocala)	147,616	3.8	156,700	3.8
North Florida:
Northeast Florida (Jacksonville)	265,291	6.8	276,942	6.8
North Central Florida	297,235	7.7	311,426	7.6
South Florida (Ft. Lauderdale)	248,077	6.4	232,437	5.7
Tampa Bay Florida	330,269	8.5	446,517	11.0

Total commercial real estate loans	$3,873,199	100.0%	$4,074,331	100.0%

(1)	Geography is primarily determined by the originating operating geographic market and not necessarily the ultimate location of the underlying collateral.

Table 4

Commercial Real Estate Loans by Geography and Product Type

(dollars in thousands)

	June 30, 2009 Commercial Real Estate Loans by Geography

	SC, Excl Coastal	Coastal SC	Western NC	Central FL	North FL	South FL	Tampa Bay	Total CRE	% of LHFI

Commercial Real Estate Loans by Product Type
Completed income property	$536,256	$341,799	$394,721	$201,957	$358,806	$146,963	$154,218	$2,134,720	22.9%
Residential A&D	95,095	62,392	153,149	31,841	63,421	15,646	41,155	462,699	5.0
Commercial A&D	42,544	21,845	33,538	35,156	6,240	14,592	33,380	187,295	2.0
Commercial construction	208,212	45,987	24,822	47,210	15,768	30,844	25,016	397,859	4.3
Residential construction	35,276	40,070	22,849	12,983	24,399	2,235	5,047	142,859	1.5
Residential condo	20,159	67,387	11,459	7,827	30,720	23,098	15,437	176,087	1.9
Undeveloped land	53,573	63,987	57,079	63,154	63,172	14,699	56,016	371,680	4.0

Total CRE Loans	$991,115	$643,467	$697,617	$400,128	$562,526	$248,077	$330,269	$3,873,199	41.6%

CRE Loans as % of Total Loans HFI	10.7%	6.9%	7.5%	4.3%	6.0%	2.7%	3.5%	41.6%

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

Table 5

Credit Quality Indicators

(dollars in thousands)

	June 30,				December 31, 2008

	2009		2008

Loans held for sale	$40,290		$21,871		$30,963
Loans held for investment	9,306,009		10,475,731		10,192,072
Allowance for loan losses	285,290		191,727		247,086
Allowance for credit losses (1)	289,680		193,825		249,874
Nonaccrual loans - commercial and industrial	76,506		28,234		35,998
Nonaccrual loans - commercial owner - occupied real estate	24,170		5,112		14,876
Nonaccrual loans - commercial real estate	309,339		151,579		230,373
Nonaccrual loans - consumer	26,504		16,246		39,009
Nonaccrual loans - mortgage	28,046		17,555		29,126

Total nonperforming loans held for investment (2)	464,565		218,726		349,382
Nonperforming loans held for sale - CRE	376		—		16,282
Foreclosed property (other real estate owned and personal property repossessions)	95,752		21,780		48,993

Total nonperforming assets	$560,693		$240,506		$414,657

Restructured loans accruing interest (2)	$17,291		$1,425		$6,249

Loans past due 90 days or more (interest accruing)	$11,107		$8,779		$47,481

Total nonperforming assets as a percentage of loans and foreclosed property	5.94%		2.29%		4.04%
Allowance for loan losses to nonperforming loans	0.61	x	0.88	x	0.71	x

(1)	The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.

(2)

During first quarter 2009, TSFG began excluding restructured loans accruing interest from its nonperforming loans. Amounts for prior periods have been reclassified to conform to the current presentation.

          TSFG’s nonperforming asset ratio (nonperforming assets as a percentage of loans and foreclosed property) increased to 5.94% at June 30, 2009 from 4.04% at December 31, 2008 and 2.29% at June 30, 2008. The increase in nonperforming assets was primarily attributable to market deterioration in residential construction and development-related loans.

          Table 6 presents CRE nonaccrual loans by geography and product type. At June 30, 2009, CRE loans past due 90 days still accruing interest totaled $1.1 million.

Table 6

Commercial Real Estate Nonaccrual Loans

(dollars in thousands)

	June 30, 2009 CRE Nonaccrual Loans (“NAL”) by Geography

	SC, Excl Coastal	Coastal SC	Western NC	Central FL	North FL	South FL	Tampa Bay	Total CRE NAL	% of NAL

CRE Nonaccrual Loans by Product Type
Completed income property	$7,792	$12,827	$16,996	$9,482	$3,608	$9,986	$17,053	$77,744	16.7%
Residential A&D	20,166	9,369	13,520	4,338	3,010	2,027	5,706	58,136	12.5
Commercial A&D	142	729	1,016	—	—	—	19,865	21,752	4.7
Commercial construction	817	—	4,492	—	—	—	13,622	18,931	4.1
Residential construction	2,566	5,917	3,693	9,488	673	—	3,555	25,892	5.6
Residential condo	8,479	33,780	214	4,250	10	8,612	4,753	60,098	12.9
Undeveloped land	1,440	442	1,074	13,335	770	8,417	21,308	46,786	10.1

Total CRE Nonaccrual Loans	$41,402	$63,064	$41,005	$40,893	$8,071	$29,042	$85,862	$309,339	66.6%

CRE Nonaccrual Loans as % of Total Nonaccrual Loans HFI	8.9%	13.6%	8.8%	8.8%	1.7%	6.3%	18.5%	66.6%

          Table 7 provides detail regarding commercial real estate loans past due 30 days or more.

Table 7

Commercial Real Estate Loans Past Due 30 Days or More (excluding nonaccruals)

(dollars in thousands)

	June 30, 2009		December 31, 2008

	Balance	% of CRE	Balance	% of CRE

North Carolina	$15,429	0.40%	$21,364	0.53%
South Carolina	24,497	0.63	34,268	0.84
Florida	37,439	0.97	44,471	1.09

Total CRE loans past due 30 days or more	$77,365	2.00%	$100,103	2.46%

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

Table 8

Potential Problem Loans

(dollars in thousands)

	June 30, 2009			December 31, 2008

	# of Loans	Balance	% of LHFI	# of Loans	Balance	% of LHFI

Large potential problem loans ($5 million or more)	20	$206,675	2.22%	23	$217,688	2.13%
Small potential problem loans (less than $5 million)	760	375,037	4.03	732	282,189	2.77

Total potential problem loans (1)	780	$581,712	6.25%	755	$499,877	4.90%

(1)	Includes commercial and industrial, commercial real estate, and commercial owner-occupied real estate.

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

          TSFG generates historical loss ratios from actual loss history for nine subsets of the loan portfolio over a 12 quarter period (3 years). Commercial loans are sorted by risk rating into four pools—Pass, Special Mention, Substandard, and Doubtful. Consumer loans are sorted into five pools by product type—Direct, Indirect, Home Equity, Consumer Lots, and Mortgage.

          The adjusted loss ratio for each pool is multiplied by the dollar amount of loans in the pool in order to create a range. We then add and subtract five percent (5.0%) to and from this amount to create the upper and lower boundaries of the range. The upper and lower boundary amounts for each pool are summed to establish the total range. Although TSFG generally uses the actual historical loss rate, on occasion management may decide to select a higher or lower boundary based on known market trends or internal behaviors that would impact the performance of a specific portfolio grouping. The Level I reserves totaled $126.7 million at June 30, 2009, based on the portfolio historical loss rates, compared to $81.8 million at December 31, 2008.

          Level II Reserves. The second component of the Allowance involves the calculation of specific allowances for each individually impaired loan. In situations where a loan is determined to be impaired (primarily because it is probable that all principal and interest amount due according to the terms of the note will not be collected as scheduled), a specific reserve may or may not be warranted. Upon examination of the collateral and other factors, it may be determined that TSFG reasonably expects to collect all amounts due; therefore, no specific reserve is warranted. Any loan determined to be impaired (whether a specific reserve is assigned or not) is excluded from the Level I calculations described above.

          TSFG tests a broad group of loans for impairment each quarter (this includes all commercial loans over $500,000 that have been placed in nonaccrual status). Once a loan is identified as impaired, reserves are based on a thorough analysis of the most probable source of repayment which is normally the liquidation of collateral, but may also include discounted future cash flows or the market value of the loan itself. Generally, for collateral dependent loans, current market appraisals are utilized for larger credits; however, in situations where a current market appraisal is not available, management uses the best available information (including appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable publications and other observable market data) to estimate the current fair value (less cost to sell) of the subject property. TSFG had Level II reserves of $70.0 million at June 30, 2009, compared to $44.4 million at year end 2008.

          Level III Reserves. The third component of the Allowance represents subjective and judgmental adjustments determined by management to account for the effect of risks or losses that are not fully captured elsewhere. This part of the methodology reflects adjustments to historical loss experience to incorporate current economic conditions and other factors which impact the inherent losses in the portfolio. This component includes amounts for new loan products or portfolio categories which are deemed to have risks not included in the other reserve elements as well as macroeconomic and other factors. The qualitative risk factors of this third allowance level are more subjective and require a high degree of management judgment. Currently, Level III Reserves include additional reserves for current economic conditions, the commercial real estate concentration in the portfolio, and an additional adjustment to represent declining land values. The Level III Reserves totaled $88.6 million at June 30, 2009 compared to $117.0 million at December 31, 2008.

          Reserve for Unfunded Commitments. At June 30, 2009 and December 31, 2008, the reserve for unfunded commitments was $4.4 million and $2.8 million, respectively. This reserve is determined by formula; historical loss ratios are multiplied by potential usage levels (i.e., the difference between actual usage levels and the second highest historical usage level).

          Unallocated Reserves. The calculated Level I, II and III reserves are then segregated into allocated and unallocated components. The allocated component is the sum of the loss estimates at the lower end of the probable loss ranges, and is distributed to the loan categories based on the mix of loans in each category. The unallocated portion is calculated as the sum of the differences between the actual calculated Allowance and the lower boundary amounts for each category in our model. The sum of these differences at June 30, 2009 was $14.4 million, compared to $13.9 million at December 31, 2008. The unallocated Allowance is the result of management’s best estimate of risks inherent in the portfolio, economic uncertainties and other subjective factors, including industry trends, as well as the imprecision inherent in estimates used for the allocated portions of the Allowance. Management reviews the overall level of the Allowance as well as the unallocated component and considers the level of both amounts in determining the appropriate level of reserves for the overall inherent risk in TSFG’s total loan portfolio.

          Changes in the Level II reserves (and the overall Allowance) may not correlate to the relative change in impaired loans depending on a number of factors including whether the impaired loans are secured, the collateral type, and the estimated loss severity on individual loans. Specifically, impaired loans increased to $432.4 million at June 30, 2009 from $287.5 million at December 31, 2008, primarily attributable to commercial real estate loans. Most of the loans contributing to the increase were over $500,000 and evaluated for whether a specific reserve was warranted based on the analysis of the most probable source of repayment including liquidation of the collateral. Based on this analysis, the Level II Reserves increased 58% compared to the 50% increase in impaired loans.

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

Table 9

Summary of Loan and Credit Loss Experience

(dollars in thousands)

At and For the Six Months Ended June 30,	At and For the Year Ended December 31, 2008

2009	2008

Allowance for loan losses, beginning of year	$247,086	$126,427	$126,427
Allowance adjustment for loans sold	(4,471)	—	—
Net charge-offs:
Loans charged-off	(234,565)	(76,106)	(230,961)
Loans recovered	4,878	4,181	7,551

(229,687)	(71,925)	(223,410)
Additions to allowance through provision expense	272,362	137,225	344,069

Allowance for loan losses, end of period	$285,290	$191,727	$247,086

Reserve for unfunded lending commitments, beginning of year	$2,788	$2,268	$2,268
Provision for unfunded lending commitments	1,602	(170)	520

Reserve for unfunded lending commitments, end of period	$4,390	$2,098	$2,788

Allowance for credit losses, beginning of year	$249,874	$128,695	$128,695
Allowance adjustment for loans sold	(4,471)	—	—
Net charge-offs:
Loans charged-off	(234,565)	(76,106)	(230,961)
Loans recovered	4,878	4,181	7,551

(229,687)	(71,925)	(223,410)
Additions to allowance through provision expense	273,964	137,055	344,589

Allowance for credit losses, end of period	$289,680	$193,825	$249,874

Average loans held for investment	$10,000,260	$10,328,336	$10,351,897
Loans held for investment, end of period	9,306,009	10,475,731	10,192,072
Net charge-offs as a percentage of average loans held for investment (annualized)	4.63%	1.40%	2.16%
Allowance for loan losses as a percentage of loans held for investment	3.07	1.83	2.42
Allowance for credit losses as a percentage of loans held for investment	3.11	1.85	2.45
Allowance for loan losses to nonperforming loans HFI	0.61	x	0.88	x	0.71	x

          The provision for credit losses for the first half of 2009 totaled $274.0 million, which exceeded net loan charge-offs by $44.3 million. The higher provision largely reflected credit deterioration due to continued weakness in housing markets and additional specific reserves for nonperforming loans and land development portfolios. The overall allowance for credit losses as a percentage of loans held for investment increased to 3.11% at June 30, 2009 from 2.45% at December 31, 2008. Tables 10 and 11 provide additional detail for net charge-offs.

Table 10

Net Charge-Offs by Product Type

(dollars in thousands)

	Six Months Ended June 30, 2009

	Amount	% of NCO

Commercial and industrial	$39,045	17.0%
Commercial owner-occupied real estate	5,194	2.3
Commercial real estate	130,059	56.6
Indirect - sales finance	7,971	3.5
Consumer lot loans	23,620	10.3
Direct retail	2,171	0.9
Home equity	7,739	3.4
Mortgage	13,888	6.0

Total net charge-offs	$229,687	100.0%

Table 11

Commercial Real Estate Net Charge-Offs by Product Type

(dollars in thousands)

	Six Months Ended June 30, 2009 CRE Net Charge-Offs (“NCO”) by Geography

	SC, Excl Coastal	Coastal SC	Western NC	Central FL	North FL	South FL	Tampa Bay	Total CRE NCO	% of NCO

CRE Net Charge-Offs by Product Type
Completed income property	$2,355	$6,738	$4,855	$4,732	$812	$2,022	$7,039	$28,553	12.4%
Residential A&D	3,238	2,728	6,018	3,229	2,690	1,587	9,773	29,263	12.7
Commercial A&D	237	1,242	352	123	—	119	13,963	16,036	7.0
Commercial construction	—	150	53	—	—	123	—	326	0.1
Residential construction	463	669	3,741	5,379	1,212	6	1,063	12,533	5.5
Residential condo	(21)	5,928	20	—	—	—	4,103	10,030	4.4
Undeveloped land	—	—	609	5,971	1,998	6,018	18,722	33,318	14.5

Total CRE Net Charge-Offs	$6,272	$17,455	$15,648	$19,434	$6,712	$9,875	$54,663	$130,059	56.6%

CRE Net Charge-Offs as % of Total Net Charge-Offs	2.7%	7.6%	6.8%	8.5%	2.9%	4.3%	23.8%	56.6%

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

Table 12

Investment Securities Portfolio Composition

(dollars in thousands)

	June 30,		December 31, 2008

	2009	2008

Available for Sale (at fair value)
U.S. Treasury	$4,051	$27,703	$2,069
U.S. Government agencies	44,220	335,593	313,729
Agency mortgage-backed securities	1,449,961	1,276,145	1,468,639
Private label mortgage-backed securities	11,600	15,544	12,771
State and municipal	232,916	270,521	262,248
Other investments:
Corporate bonds	—	18,211	9,963
Federal Home Loan Bank (“FHLB”) stock	58,825	38,614	35,536
Community bank stocks	496	2,078	672
Other equity investments	1,389	2,823	1,567

	1,803,458	1,987,232	2,107,194

Held to Maturity (at amortized cost)
State and municipal	16,835	26,577	22,609
Agency mortgage-backed securities	129,534	—	—
Other investments	100	100	100

	146,469	26,677	22,709

Total	$1,949,927	$2,013,909	$2,129,903

Total securities as a percentage of total assets	15.5%	14.4%	15.7%

Percentage of Total Securities Portfolio
U.S. Treasury	0.2%	1.4%	0.1%
U.S. Government agencies	2.3	16.6	14.7
Agency mortgage-backed securities	81.0	63.4	69.0
Private label mortgage-backed securities	0.6	0.8	0.6
State and municipal	12.8	14.7	13.4
Other investments	3.1	3.1	2.2

Total	100.0%	100.0%	100.0%

          Securities (i.e., securities available for sale and securities held to maturity) excluding the unrealized loss on securities available for sale averaged $2.0 billion for the first half of 2009, and $2.1 billion for the first half of 2008. The average tax-equivalent portfolio yield decreased for the six months ended June 30, 2009 to 4.48% from 4.69% for the six months ended June 30, 2008. The securities yield decreased primarily due to an overall decline in interest rates resulting in reinvestment of scheduled and unscheduled payments and calls at lower yields.

          The expected duration of the debt securities portfolio was approximately 3.4 years at June 30, 2009, an increase from approximately 2.9 years at December 31, 2008. If interest rates rise, the duration of the debt securities portfolio may extend. Conversely, if interest rates fall, the duration of the debt securities portfolio may decline. Since total securities include some callable bonds and mortgage-backed securities, security paydowns are likely to accelerate if interest rates fall or decline if interest rates rise. Changes in interest rates and related prepayment activity impact yields and fair values of TSFG’s securities.

          Approximately 51% of mortgage-backed securities (“MBS”) are collateralized mortgage obligations (“CMOs”) with an average duration of 3.5 years. At June 30, 2009, approximately 15% of the MBS portfolio was variable rate or hybrid variable rate, where the rate adjusts on an annual basis after a specified fixed rate period, generally ranging from one to ten years.

          The majority of these securities are government or agency securities and, therefore, pose minimal credit risk. The net unrealized gain on securities available for sale (pre-tax) totaled $30.2 million at June 30, 2009, compared with $10.9 million at December 31, 2008, primarily due to a decrease in long term interest rates. If interest rates increase, credit spreads widen, and/or market illiquidity worsens, TSFG expects its net unrealized gain on securities available for sale to decrease and possibly become a net unrealized loss. See Item 1, Note 4 to the Consolidated Financial Statements for information about TSFG’s securities in unrealized loss positions.

          Table 13 shows the credit risk profile of the securities portfolio.

Table 13

Investment Securities Portfolio Credit Risk Profile

(dollars in thousands)

	June 30, 2009		December 31, 2008

	Balance	% of Total	Balance	% of Total

Government and agency
U.S. Treasury	$4,051	0.2%	$2,069	0.1%
U.S. Government agencies (1)	44,220	2.3	313,729	14.7
Agency mortgage-backed securities (MBS) (1)(2)(3)	1,579,495	81.0	1,468,639	68.9
Federal Home Loan Bank Stock	58,825	3.0	35,536	1.7

Total government and agency	1,686,591	86.5	1,819,973	85.4

State and municipal (3)(4)(5)
Pre-funded with collateral or AAA-rated backed by Texas Permanent School Fund	172,767	8.9	188,598	8.9
Underlying issuer or collateral rated A or better (including South Carolina State Aid)	66,511	3.4	81,238	3.8
Underlying issuer or collateral rated BBB	3,881	0.2	7,344	0.3
Non-rated	6,592	0.3	7,677	0.4

Total state and municipal	249,751	12.8	284,857	13.4

Corporate bonds AA or A-rated	—	—	9,963	0.5
Private label mortgage-backed securities AAA-rated (2)	11,600	0.6	12,771	0.6
Community bank stocks and other	1,985	0.1	2,339	0.1

Total securities	$1,949,927	100.0%	$2,129,903	100.0%

Percent of total securities: (4)
Rated A or higher		99.4%		99.2%
Investment grade		99.6		99.5

(1)	At June 30, 2009, these numbers include, in the aggregate, $29.1 million and $1.6 billion related to senior debt and MBS, respectively, issued by FNMA and FHLMC.

(2)	Current policies restrict MBS/CMO purchases to agency-backed and a small percent of private-label securities and prohibit securities collateralized by sub-prime assets.

(3)

At June 30, 2009, agency mortgage-backed securities include $129.5 million of securities held to maturity at amortized cost. At June 30, 2009 and December 31, 2008, state and municipal securities include $16.8 million and $22.6 million, respectively, of securities held to maturity at amortized cost.

(4)

Ratings shown above do not reflect the benefit of guarantees by bond insurers or the State of South Carolina. At June 30, 2009, $38.3 million of municipal bonds are guaranteed by bond insurers. At December 31, 2008, $39.1 million of municipal bonds are guaranteed by bond insurers.

(5)

At June 30, 2009, the breakdown by current bond rating is as follows: $172.8 million pre-funded with collateral or AAA-rated backed by Texas Permanent School Fund, $3.6 million AAA-rated, $68.1 million AA or A-rated, $2.4 million BBB-rated, and $2.9 million non-rated.

Note: Within each category, securities are ordered based on risk assessment from lowest to highest. TSFG holds no collateralized debt obligations.

          In April 2009, TSFG sold U.S. government agency securities with a book value of approximately $120 million (3.6% yield) for a gain of $5.4 million. In connection with this sale, TSFG also terminated $75.0 million (4.3% rate) in long-term repurchase agreements, and recognized a loss on extinguishment of $5.4 million. Also in second quarter 2009,

TSFG recorded $435,000 in other-than-temporary impairment on certain community bank-related equity securities included in the other investments category.

          Investments included in Other Assets. TSFG also invests in limited partnerships, limited liability companies (LLC’s) and other privately held companies. These investments are included in other assets. In the three and six months ended June 30, 2009, TSFG recorded $370,000 and $3.3 million in other-than-temporary impairment on these investments. At June 30, 2009, TSFG’s investment in these entities totaled $14.9 million, of which $5.0 million were accounted for under the cost method and $9.9 million were accounted for under the equity method.

          Also included in other assets were $5.8 million of various auction rate preferred securities which TSFG repurchased from brokerage customers who purchased the securities during 2007. Currently, the market for these securities is illiquid and TSFG recorded a loss of $676,000 during first quarter 2009 to adjust these securities to estimated fair value.

     Goodwill

          TSFG evaluates its goodwill annually for each reporting unit as of June 30th or more frequently if events or circumstances indicate that there may be impairment. The goodwill impairment test is a two-step process, which requires management to make judgments in determining the assumptions used in the calculations. The first step (“Step 1”) involves estimating the fair value of each reporting unit and comparing it to the reporting unit’s carrying value, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, then a second step (“Step 2”) is performed to measure the actual amount of goodwill impairment, if any. Step 2 involves determining the implied fair value of goodwill. This requires the Company to allocate the estimated fair value of the reporting unit to all the assets and liabilities of such unit. The fair values of the assets and liabilities, primarily loans and deposits, are determined using current market interest rates, projections of future cash flows, and where available, quoted market prices of similar instruments. Any unallocated fair value represents the implied fair value of goodwill, which is then compared to its corresponding carrying value. If the implied fair value is less than the carrying value, an impairment loss is recognized in an amount equal to that deficit.

          The fair value of the Carolina First reporting unit evaluated for impairment was determined primarily using discounted cash flow models based on internal forecasts (90% weighting) and, to a lesser extent, market-based trading and transaction multiples (10% weighting). More weight was given to the discounted cash flow models since market-based multiples are not considered directly comparable given the lack of a complete operational entity for each reporting unit, and based on the internal forecasts taking a longer term view of the Company’s performance. The internal forecasts include certain assumptions made by management, including expected growth rates in loans and customer funding, changes in net interest margin, credit quality trends, and the forecasted levels of other income and expense items. Forecasts are prepared for each of the next five years, with a terminal cash flow assigned to the remainder of the forecast horizon. A range of terminal growth rates ranging from 3% to 7% are applied to the terminal cash flow. Each period’s cash flow is then discounted using a range of discount rates based on the risk-free rate plus a premium based on overall stock market volatility and the volatility of our own stock. The portion of the estimated value derived from market-based trading and transaction multiples is based on a weighting of market multiples for selected peer institutions based on such metrics as book value of equity, tangible equity, assets, trailing earnings, and projected earnings. The value assigned to the reporting unit for purposes of the goodwill impairment evaluation is based on the midpoint of the range of values determined using the method outlined above. This valuation indicated that the fair value of the Carolina First reporting unit was less than its carrying value. However, Step 2 of the evaluation indicated that the implied fair value of the goodwill was greater than its carrying value, and thus no impairment charge was required as of the June 30, 2009 test date for the Carolina First banking segment.

          During second quarter 2009, TSFG recorded a $2.1 million goodwill impairment charge on one of its nonbank subsidiaries based on discounted cash flows and estimated market valuations. Also in second quarter 2009, TSFG recorded a $411,000 goodwill impairment charge in its Retirement Plan Administration reporting unit due to its decision to sell its subsidiary, American Pensions, Inc. On July 1, 2009, TSFG sold American Pensions, Inc.

          During first quarter 2008, TSFG recognized $188.4 million in goodwill impairment in the Mercantile banking segment primarily due to increased projected credit costs and a related decrease in projected loan growth, as well as changes in the measurement of segment profitability. During fourth quarter 2008, TSFG recognized an additional $237.6 million of goodwill impairment primarily due to an increase in the discount rate used for valuing future cash flows of our Mercantile reporting unit and a reduction in the projected cash flows primarily over the next two years. As a result, there is no goodwill currently assigned to the Mercantile banking segment.

          In the current environment, forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time. Management will continue to update its analysis as circumstances change, and as market conditions continue to be volatile and unpredictable. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test,  we estimated that, holding the other valuation assumptions constant, a 100 basis point reduction in the range of terminal growth rates applied to the terminal cash flows of the Carolina First reporting unit, which has been allocated the majority of the remaining goodwill, would result in an estimated 7% decrease in its fair value. A 100 basis point increase in the range of discount rates would result in an estimated 9% reduction in the fair value of Carolina First. Accordingly, based on these sensitivity analyses, the Company has concluded that it is possible that the Carolina First reporting unit may become impaired in future periods.

     Other Real Estate Owned

          Other real estate owned (“OREO”), consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is recorded as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of noninterest expense.

          During second quarter 2009, we sold $13.7 million in OREO and incurred losses of $2.6 million. Due to continuing weak market conditions, we revalued our OREO during the quarter and also changed our policies to record assets at 70% of the most recent appraised value versus our previous practice of 80%. The result of the revaluation and change in policy was a downward adjustment in values by $10.2 million during the quarter. At June 30, 2009, the carrying value of OREO totaled $93.9 million, compared to $44.7 million at December 31, 2008, and was included in other assets.

     Impairment of Long-Lived Assets

          During 2005, TSFG initiated plans for a “corporate campus” to meet current and future facility needs and serve as the primary headquarters for its banking operations. Through June 30, 2009, TSFG had invested approximately $80 million in the project and had entered into additional contractual commitments of approximately $8 million.

          During second quarter 2009, TSFG announced its intention to market its planned campus facility for sale. The campus site contains approximately 60 acres. Site infrastructure and landscaping is nearing completion and is expected to be finished in fall 2009. Three buildings – two office buildings and a conference center – are under construction, and ten additional building sites are available. Prior to the sale, TSFG expects to take advantage of the campus facility to house some operations that are currently located in facilities with leases expiring in 2009. Approximately 50,000 square feet, or approximately 20% of the available space in the two office buildings at the campus, are expected to be occupied by these operations.

          Based on the current environment, initial estimates of value, and an 18 to 36 month marketing period, TSFG recorded an impairment charge of $15.9 million in second quarter 2009, which is included in noninterest expense. The fair value for the property was determined by estimating a range of values using limited market data on similar properties, adjusted for factors specific to TSFG’s corporate campus. In determining the impairment charge, the cost basis was reduced by the estimated net realizable value of state tax credits available to TSFG. At June 30, 2009, the carrying amount of the campus was $62.7 million. Management will continue to monitor market conditions and offered prices, and further write-downs could be required in future periods.

          TSFG also recorded a $612,000 impairment loss (included in noninterest expense) from the write-down of the corporate jet which was classified as an asset held for sale in 2009. At June 30, 2009, the carrying amount of the corporate jet was $6.7 million, which was included in other assets. Subsequent to quarter-end, TSFG sold the corporate jet and recorded no significant gain or loss on the sale.

          In addition, during second quarter 2009, TSFG recorded an $864,000 impairment loss (also included in noninterest expense) associated with vacated branches and office locations, primarily attributable to subletting office space at less than the contractual lease rate.

     Derivative Financial Instruments

          Derivative financial instruments used by TSFG may include interest rate swaps, caps, collars, floors, options, futures and forward contracts. Derivative contracts are primarily used to hedge identified risks and also to provide risk-management products to customers. TSFG has derivatives that qualify for hedge accounting, derivatives that do not qualify for hedge accounting but otherwise achieve economic hedging goals (“economic hedges”), as well as derivatives that are used in trading and customer hedging programs. See Note 10 to the Consolidated Financial Statements for additional information regarding derivatives.

     Deposits

          Deposits remain TSFG’s primary source of funds. Average customer deposits equaled 64.1% of average total funding in the first half of 2009. TSFG faces strong competition from other banking and financial services companies in gathering deposits. TSFG also maintains short and long-term wholesale sources including federal funds, repurchase agreements, Federal Reserve borrowings, brokered CDs, and FHLB advances to fund a portion of loan demand and, if appropriate, any increases in investment securities.

          Table 14 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits, while Table 15 shows the breakdown of customer funding by type.

Table 14

Type of Deposits

(dollars in thousands)

	June 30,		December 31, 2008

	2009	2008

Noninterest-bearing demand deposits	$1,099,743	$1,107,115	$1,041,140
Interest-bearing checking	1,061,400	1,127,497	1,078,921
Money market accounts	1,978,114	2,162,599	1,834,115
Savings accounts	222,044	150,696	190,519

Core deposits	4,361,301	4,547,907	4,144,695
Time deposits under $100,000	1,710,870	1,468,372	1,863,520
Time deposits of $100,000 or more	1,260,709	1,479,740	1,488,735

Customer deposits (1)	7,332,880	7,496,019	7,496,950
Brokered deposits	2,055,772	2,390,350	1,908,767

Total deposits	$9,388,652	$9,886,369	$9,405,717

Percentage of Deposits
Noninterest-bearing demand deposits	11.7%	11.2%	11.1%
Interest-bearing checking	11.3	11.4	11.5
Money market accounts	21.1	21.9	19.5
Savings accounts	2.4	1.5	2.0

Core deposits	46.5	46.0	44.1
Time deposits under $100,000	18.2	14.8	19.8
Time deposits of $100,000 or more	13.4	15.0	15.8

Customer deposits (1)	78.1	75.8	79.7
Brokered deposits	21.9	24.2	20.3

Total deposits	100.0%	100.0%	100.0%

(1)	TSFG defines customer deposits as total deposits less brokered deposits.

Table 15

Type of Customer Funding

(dollars in thousands)

	June 30,		December 31, 2008

	2009	2008

Customer deposits (1)	$7,332,880	$7,496,019	$7,496,950
Customer sweep accounts(2)	330,765	536,642	493,012

Customer funding	$7,663,645	$8,032,661	$7,989,962

(1)	TSFG defines customer deposits as total deposits less brokered deposits.

(2)	TSFG includes customer sweep accounts in short-term borrowings on its consolidated balance sheet.

          At June 30, 2009, period-end customer funding decreased $326.3 million from December 31, 2008, as increases in lower-cost core deposit categories generated by a deposit campaign during the first half of the year were more than offset by decreases in time deposits and customer sweep accounts. Public deposits totaled approximately $664 million at June 30, 2009, compared to approximately $697 million at December 31, 2008.

          While reported in short-term borrowings on the consolidated balance sheet, customer sweep accounts represent excess overnight cash to/from commercial customer operating accounts and are a source of funding for TSFG. Currently, sweep balances are generated through two products: 1) collateralized customer repurchase agreements ($293.0 million at June 30, 2009) and 2) uninsured Eurodollar deposits ($37.8 million at June 30, 2009). These balances are tied directly to commercial customer checking accounts and generate treasury services noninterest income.

          TSFG uses brokered deposits and other borrowed funds as an alternative funding source while continuing its efforts to maintain and grow its local customer funding base. Brokered deposits increased as a percentage of total deposits since December 31, 2008 as TSFG replaced customer deposits and other sources of funding with brokered deposits.

          Average customer funding equaled 67.7% of average total funding in the first six months of 2009 and 67.0% in the first six months of 2008. Period-end customer funding increased to 70.6% of total funding at June 30, 2009, compared to 68.1% at December 31, 2008, due primarily to the decline in wholesale borrowings attributable to the sales of loans and securities in second quarter 2009. As part of its overall funding strategy, TSFG expects to continue its focus on lowering its funding costs by trying to improve the customer funding level, mix, and rate paid. TSFG attempts to enhance its deposit mix by working to attract lower-cost transaction accounts through actions such as new transaction account opening goals, new checking products, and creating incentive plans to place a greater emphasis on lower-cost customer deposit growth. Deposit pricing is very competitive, and we expect this pricing environment to continue as banks compete for sources of liquidity and funding to replace funding which may not be available in the current market environment.

     Borrowed Funds

          Table 16 shows the breakdown of borrowed funds by type.

Table 16

Type of Borrowed Funds

(dollars in thousands)

	June 30,		December 31, 2008

	2009	2008

Short-Term Borrowings
Federal funds purchased and repurchase agreements	$25	$169,074	$67,309
Customer sweep accounts	330,765	536,642	493,012
Federal Reserve borrowings	—	500,000	1,050,000
Commercial paper	—	25,155	12,537
Treasury, tax and loan note	12,364	350,730	3,516

Total short-term borrowings	343,154	1,581,601	1,626,374

Long-Term Borrowings
Repurchase agreements	125,000	200,000	200,000
FHLB advances	762,188	297,873	233,497
Subordinated notes	206,704	216,704	216,704
Mandatorily redeemable preferred stock of subsidiary	31,800	56,800	56,800
Note payable	743	791	768
Purchase accounting premiums, net of amortization	—	789	—

Total long term borrowings	1,126,435	772,957	707,769

Total borrowings	1,469,589	2,354,558	2,334,143
Less: Customer sweep accounts	(330,765)	(536,642)	(493,012)
Add: Brokered deposits (1)	2,055,772	2,390,350	1,908,767

Total wholesale borrowings	$3,194,596	$4,208,266	$3,749,898

Wholesale borrowings as a % of total assets	25.4%	30.1%	27.6%

(1)	TSFG includes brokered deposits in total deposits on its consolidated balance sheet.

          TSFG uses both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. In the first six months of 2009, average borrowings totaled $2.2 billion, compared with $2.6 billion in the first six months of 2008.

          Period-end wholesale borrowings decreased $555.3 million since December 31, 2008, primarily due to sales of loans and securities during second quarter 2009. During the six months ended June 30, 2009, TSFG also shifted into borrowings with remaining maturities of more than one year in order to strengthen liquidity.

          Daily funding needs are met through federal funds purchased and short-term brokered CDs, term TT&L, repurchase agreements, Federal Reserve borrowings and FHLB advances. Balances in these accounts can fluctuate on a day-to-day basis based on availability of collateral and overall funding needs.

          In April 2009, TSFG repurchased $25.0 million of mandatorily redeemable preferred stock of a REIT subsidiary (priced at LIBOR plus 350 basis points) included in long-term borrowings in Table 16 and recognized an $8.3 million gain on the extinguishment. In addition, TSFG terminated $75.0 million (4.3% rate) in long-term repurchase agreements, and recognized a loss on extinguishment of $5.4 million. In connection with the termination of the repurchase agreement, TSFG also sold U.S. government agency securities with a book value of approximately $120 million (3.6% yield) for a gain of $5.4 million.

     Capital Resources and Dividends

          Shareholders’ equity totaled $1.5 billion, or 12.0% of total assets, at June 30, 2009 compared with $1.6 billion, or 11.9% of total assets, at December 31, 2008. Shareholders’ equity decreased primarily due to the net loss for the first half of 2009, partially offset by the second quarter issuance of $75 million of common stock.

          In June 2009, TSFG announced a capital plan (the “Capital Plan”) to bolster its common equity to cover the losses associated with a “more adverse” credit scenario used by the U.S. government in its recently completed supervisory capital assessment program (“SCAP”) for the country’s 19 largest bank holding companies. In connection with this plan, TSFG issued $75 million of common equity in a public offering in June, with net proceeds of $69.9 million. (An additional $10 million was issued in July in connection with the exercise of the underwriters’ over-allotment, with net proceeds of $9.5 million.) Also in June, TSFG exchanged $94.5 million of the Series 2008 Convertible Preferred Stock for a new series of preferred stock, Series 2009-A Convertible Preferred Stock, which automatically converts into 24.0 million common shares (including 9.4 million shares valued at $14.0 million as an inducement to convert) upon shareholder approval. (Shareholder approval is expected to be obtained in third quarter 2009.) In addition, TSFG reduced its assets during second quarter 2009, partly by sales of indirect auto loans and shared national credits. Other provisions of the Capital Plan include exchanging common stock for the remaining $95.5 million of Series 2008 Convertible Preferred Stock, converting $20 to $30 million of certain TRUP and REIT preferred securities into common, and selling ancillary businesses. During second quarter 2009, TSFG contributed $150 million to its subsidiary bank to increase its capital.

          In January 2009, 48,674 shares of our Series 2008 Convertible Preferred Stock were converted into approximately 10.0 million common shares, which included 2.5 million shares (valued at $6.5 million) issued as an inducement to convert. In total, during the six months ended June 30, 2009, deemed dividends to preferred shareholders resulting from induced conversions totaled $20.5 million for purposes of computing net loss available to common shareholders.

          TSFG’s tangible equity to tangible asset ratio remained relatively stable at 10.27% at June 30, 2009, compared to 10.29% at December 31, 2008 primarily due to net losses in the first six months of 2009 being offset by proceeds from the common stock offering mentioned above and lower total assets. Tangible common equity to tangible assets was 6.07% at June 30, 2009, compared to 6.05% at March 31, 2009 and December 31, 2008. The common stock offering, lower total assets and the conversion of $48.7 million of the Series 2008 Convertible Preferred Stock helped to offset our net loss and dividends for the first half of 2009. Tangible common equity to tangible assets, assuming conversion of all Convertible Preferred Stock, was 7.60% at June 30, 2009, 7.84% at December 31, 2008, and 7.94% at June 30, 2008. If interest rates increase, TSFG expects its unrealized gain on securities available for sale to decrease, leading to a lower tangible equity to tangible asset ratio.

          Any remaining outstanding shares of Series 2008 Convertible Preferred Stock (95,526 shares at June 30, 2009) will convert into common shares by May 1, 2011 based on a 153.846 conversion ratio (14.7 million common shares at June 30, 2009).

          TSFG’s unrealized gain on securities available for sale and cash flow hedges, net of tax, which is included in accumulated other comprehensive income, decreased to $41.1 million at June 30, 2009, compared with $42.6 million at December 31, 2008 due primarily to an increase in long-term interest rates.

          Common book value per common share at June 30, 2009 and December 31, 2008 was $6.18 and $14.12, respectively. The decrease in common book value per common share was primarily due to the issuance of 75 million common shares and the net loss during the period. Common tangible book value per common share at June 30, 2009 and December 31, 2008 was $4.67 and $10.83, respectively. Tangible book value was below book value as a result of goodwill and intangibles associated with acquisitions of entities and assets accounted for as purchases. At June 30, 2009, goodwill totaled $221.7 million, or $1.38 per share, and is not being amortized, while other intangibles totaled $19.3 million and will continue to be amortized. TSFG expects common book value per common share and common tangible book value per common share to decline from the additional issuance of common shares associated with the Capital Plan mentioned above.

          TSFG is subject to the risk-based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. TSFG and Carolina First Bank exceeded the well-capitalized regulatory requirements at June 30, 2009. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on our Consolidated Financial Statements.

          Table 17 sets forth various capital ratios for TSFG and Carolina First Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for tier 1 capital treatment. At June 30, 2009, trust preferred securities included in tier 1 capital totaled $200.5 million.

Table 17

Capital Ratios

	June 30, 2009	Well Capitalized Requirement

TSFG
Total risk-based capital	13.65%	n/a
Tier 1 risk-based capital	12.36	n/a
Leverage ratio	10.30	n/a

Carolina First Bank
Total risk-based capital	12.55%	10.00%
Tier 1 risk-based capital	11.01	6.00
Leverage ratio	9.17	5.00

          TSFG believes its recorded deferred tax assets are fully recoverable based on forecasts of future taxable income and current forecasts for the periods through which losses may be carried back and/or forward. However, for regulatory purposes, approximately $159 million of deferred tax assets have been deducted from tier 1 and total capital ratios for both TSFG and Carolina First Bank as capital regulations only allow a twelve-month horizon for taxable income projections. Accordingly, future tax benefits recorded may be excluded from regulatory capital computations.

          Carolina First Bank is subject to certain regulatory restrictions on the amount of dividends it is permitted to pay. Currently, Carolina First Bank may not pay a dividend to TSFG without federal and state regulatory approval. Future TSFG common dividends will depend upon a number of factors, including payment of the preferred stock dividends, financial performance, capital requirements and assessment of capital needs. In addition, the Federal Reserve has the authority to prohibit TSFG from paying a dividend on its common and preferred stock and trust preferred securities.

          TSFG, through a real estate investment trust subsidiary, had 318 mandatorily redeemable preferred shares outstanding at June 30, 2009 with a stated value of $100,000 per share. At June 30, 2009, these preferred shares, which are reported as long-term debt on the consolidated balance sheet, totaled $31.8 million. Under Federal Reserve Board guidelines, $26.3 million qualified as tier 1 capital, and $2.2 million qualified as tier 2 capital. The terms for the preferred shares include certain asset coverage and cash flow tests, which if not satisfied, may prohibit TSFG’s real estate trust subsidiary from paying dividends to Carolina First Bank, which in turn may limit its ability to pay dividends to TSFG. In April 2009, TSFG repurchased $25.0 million of these preferred shares, of which 40% would have been included in tier 2 capital at June 30, 2009 (although the percent includable in tier 2 capital would have decreased to 20% at June 30, 2010 and 0% at June 30, 2011).

Earnings Review

     Net Interest Income

          Net interest income is TSFG’s primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and dividends on investment securities, and the interest incurred for the liabilities to support such assets. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate incurred on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis based on a 35% marginal federal income tax rate. Table 18 presents average balance sheets and a net interest income analysis on a tax-equivalent basis for the three and six months ended June 30, 2009 and 2008.

Table 18

Comparative Average Balances - Yields and Costs

(dollars in thousands)

	Three Months Ended June 30,

	2009			2008

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets
Earning assets
Loans (1)	$9,875,268	$121,823	4.95%	$10,458,571	$158,016	6.08%
Investment securities, taxable (2)	1,680,893	18,140	4.32	1,799,907	20,591	4.58
Investment securities, nontaxable (2) (3)	246,001	3,188	5.18	299,350	3,814	5.10

Total investment securities	1,926,894	21,328	4.43	2,099,257	24,405	4.65
Federal funds sold and interest-bearing bank balances	255	—	—	20,256	106	2.10

Total earning assets	11,802,417	$143,151	4.86	12,578,084	$182,527	5.83

Non-earning assets	1,283,139			1,290,065

Total assets	$13,085,556			$13,868,149

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$1,036,339	$724	0.28	$1,120,716	$2,683	0.96
Savings	208,856	472	0.91	152,023	304	0.80
Money market	1,924,037	6,726	1.40	2,104,322	11,822	2.26
Time deposits, excluding brokered deposits	3,067,471	26,581	3.48	2,997,131	29,172	3.91
Brokered deposits	1,954,201	15,038	3.09	2,081,224	19,199	3.71

Total interest-bearing deposits	8,190,904	49,541	2.43	8,455,416	63,180	3.01
Customer sweep accounts	362,342	245	0.27	573,957	2,621	1.84
Other borrowings (4)	1,682,118	6,319	1.51	2,078,730	15,186	2.94

Total interest-bearing liabilities	10,235,364	56,105	2.20	11,108,103	80,987	2.93

Noninterest-bearing liabilities
Noninterest-bearing deposits	1,074,739			1,079,390
Other noninterest-bearing liabilities	235,432			185,275

Total liabilities	11,545,535			12,372,768
Shareholders’ equity	1,540,021			1,495,381

Total liabilities and shareholders’ equity	$13,085,556			$13,868,149

Net interest income (tax-equivalent)		$87,046	2.96%		$101,540	3.24%
Less: tax-equivalent adjustment (3)		1,116			1,335

Net interest income		$85,930			$100,205

Supplemental data:
Customer funding (5)	$7,673,784	$34,748	1.82%	$8,027,539	$46,602	2.33%
Wholesale borrowings (6)	3,636,319	21,357	2.36	4,159,954	34,385	3.32

Total funding (7)	$11,310,103	$56,105	1.99%	$12,187,493	$80,987	2.67%

(1)	Nonaccrual loans are included in average balances for yield computations.

(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.

(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

(4)

During the three months ended June 30, 2009 and June 30, 2008, TSFG capitalized $288,000 and $332,000, respectively, of interest in conjunction with the construction of its planned corporate campus. See “Impairment of Long-Lived Assets” under “Balance Sheet Review.”

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

Table 18 (continued)

Comparative Average Balances - Yields and Costs

(dollars in thousands)

	Six Months Ended June 30,

	2009			2008

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets
Earning assets
Loans (1)	$10,030,953	$245,942	4.94%	$10,347,045	$329,244	6.40%
Investment securities, taxable (2)	1,767,043	38,688	4.38	1,774,664	40,983	4.62
Investment securities, nontaxable (2) (3)	256,243	6,625	5.17	312,834	7,957	5.09

Total investment securities	2,023,286	45,313	4.48	2,087,498	48,940	4.69
Federal funds sold and interest-bearing bank balances	227	1	0.89	14,486	178	2.47

Total earning assets	12,054,466	$291,256	4.87	12,449,029	$378,362	6.11

Non-earning assets	1,265,076			1,407,498

Total assets	$13,319,542			$13,856,527

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$1,083,635	$1,589	0.30	$1,138,067	$7,336	1.30
Savings	202,948	1,001	0.99	154,435	731	0.95
Money market	1,919,010	14,505	1.52	2,148,913	28,455	2.66
Time deposits, excluding brokered deposits	3,133,084	55,448	3.57	2,975,248	62,823	4.25
Brokered deposits	1,930,136	31,841	3.33	2,008,073	40,941	4.10

Total interest-bearing deposits	8,268,813	104,384	2.55	8,424,736	140,286	3.35
Customer sweep accounts	408,803	543	0.27	629,355	8,093	2.59
Other borrowings (4)	1,790,344	13,062	1.47	2,000,845	34,287	3.45

Total interest-bearing liabilities	10,467,960	117,989	2.27	11,054,936	182,666	3.32

Noninterest-bearing liabilities
Noninterest-bearing deposits	1,048,217			1,081,447
Other noninterest-bearing liabilities	233,099			189,964

Total liabilities	11,749,276			12,326,347
Shareholders’ equity	1,570,266			1,530,180

Total liabilities and shareholders’ equity	$13,319,542			$13,856,527

Net interest income (tax-equivalent)		$173,267	2.89%		$195,696	3.16%
Less: tax-equivalent adjustment (3)		2,319			2,785

Net interest income		$170,948			$192,911

Supplemental data:
Customer funding (5)	$7,795,697	$73,086	1.89%	$8,127,465	$107,438	2.66%
Wholesale borrowings (6)	3,720,480	44,903	2.43	4,008,918	75,228	3.77

Total funding (7)	$11,516,177	$117,989	2.07%	$12,136,383	$182,666	3.03%

(1)	Nonaccrual loans are included in average balances for yield computations.

(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.

(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

(4)

During the six months ended June 30, 2009, and June 30, 2008 TSFG capitalized $738,000 and $661,000, respectively, of interest in conjunction with the construction of its planned corporate campus. See “Impairment of Long-Lived Assets” under “Balance Sheet Review.”

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

          Fully tax-equivalent net interest income decreased to $173.3 million for the first six months of 2009 from $195.7 million for the first six months of 2008 primarily due to rate cuts during 2008. TSFG’s average earning assets were $12.1 billion for the first six months of 2009 compared to $12.4 billion for the first six months of 2008. Average loans as a percentage of average earning assets remained consistent at 83.2% for the first six months of 2009 compared to 83.1% for the first six months of 2008. At June 30, 2009, approximately 62% of TSFG’s accruing loans were variable rate loans, the majority of which are tied to the prime rate. TSFG has entered into receive-fixed interest rate swaps to hedge the forecasted interest income from certain prime-based and LIBOR-based loans as part of its overall interest rate risk management. TSFG also has an interest rate floor that is designated as a hedge of variable rate commercial loans and is intended to mitigate earnings exposure to falling interest rates. Certain of these swaps with a notional amount of $805 million as well as the interest rate floor mature in the second half of 2009.

          The net interest margin for the first half of 2009 was 2.89%, compared with 3.16% for the first half of 2008. Comparing the first half of 2009 to the first half of 2008, the yield on average earning assets decreased 124 basis points, primarily due to decreased loan yields, which were down 146 basis points. The decrease in earning asset yields was partially offset by a decrease in the average cost of funding of 96 basis points. Although rates on wholesale borrowings decreased 134 basis points, rates on customer funding decreased only 77 basis points as deposit pricing has effectively approached a floor on the absolute level for most non-maturity products.

          Net interest income and the net interest margin have also been negatively impacted in 2008 and the first six months of 2009 by elevated levels of nonperforming assets and the reversal of accrued interest income as loans have been moved to nonaccrual status. For the first half of 2009, $7.5 million of interest income was reversed as the related loan was placed in nonaccrual status, which had an impact of approximately 13 basis points on the net interest margin. For the first half of 2008, the $5.0 million reversal of interest income on nonaccrual loans impacted the net interest margin by approximately 8 basis points.

          Fully tax-equivalent net interest income for second quarter 2009 totaled $87.0 million, an increase of $825,000 from $86.2 million for first quarter 2009 and a decrease of $14.5 million from $101.5 million for second quarter 2008. The net interest margin for second quarter 2009 was 2.96%, compared to 2.83% for first quarter 2009 and 3.24% for second quarter 2008. This increase relative to first quarter 2009 was primarily due to higher rate certificates of deposit repricing downward upon renewal reflecting lower market rates. The decrease relative to second quarter 2008 was primarily due to rates on customer funding decreasing only 51 basis points compared to a decrease in earning asset yields of 97 basis points and a decrease in wholesale funding rates of 96 basis points. As mentioned above, deposit pricing has effectively approached a floor on the absolute level for most non-maturity products. For second quarter 2009, $3.4 million of interest income was reversed on loans moved to nonaccrual status, compared to $4.1 million for first quarter 2009 and $2.0 million for second quarter 2008.

     Provision for Credit Losses

          The provision for credit losses is recorded in amounts sufficient to bring the allowance for loan losses and the reserve for unfunded lending commitments to a level deemed appropriate by management. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for credit losses was $274.0 million in the first six months of 2009, compared to $137.1 million in the first six months of 2008. The higher provision largely reflected credit deterioration due to continued weakness in housing markets and additional specific reserves for nonperforming loans and land loans.

          For second quarter 2009, the provision for credit losses totaled $131.3 million, compared to $142.6 million for first quarter 2009 and $63.8 million in second quarter 2008. Second quarter 2009 provision exceeded net loan charge-offs by $10.7 million.

          Net loan charge-offs were $229.7 million, or 4.63% (annualized) of average loans held for investment, for the first six months of 2009, compared with $71.9 million, or 1.40% (annualized), for the first six months of 2008. The allowance for credit losses equaled 3.11% of loans held for investment as of June 30, 2009, compared to 2.45% and 1.85%, respectively, as of December 31, 2008 and June 30, 2008. Management expects the level of charge-offs and provision expense to remain elevated relative to historical trends due to the current credit environment. See “Loans,” “Credit Quality,” and “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments.”

     Noninterest Income

          Table 19 shows the components of noninterest income.

Table 19

Components of Noninterest Income

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Service charges on deposit accounts	$9,535	$10,986	$18,803	$21,415
Debit card income, net	2,168	2,056	4,093	3,932
Customer service fee income	1,264	1,358	2,473	2,689

Total customer fee income	12,967	14,400	25,369	28,036

Insurance income	1,765	2,388	4,222	5,448
Retail investment services, net	1,646	2,120	3,656	3,666
Trust and investment management income	1,495	1,857	2,960	3,523
Benefits administration fees	571	734	1,213	1,490

Total wealth management income	5,477	7,099	12,051	14,127

Bank-owned life insurance income	2,560	2,910	5,062	6,057
Mortgage banking income	2,050	1,858	3,255	3,343
Gain on certain derivative activities	1,085	236	2,220	248
Merchant processing income, net	817	809	1,427	1,666
Gain on securities	4,580	1,876	1,626	2,272
Gain on Visa IPO share redemption	—	—	—	1,904
Other	2,736	2,999	5,003	5,637

Total noninterest income	$32,272	$32,187	$56,013	$63,290

          Noninterest income decreased to $56.0 million in the first six months of 2009 from $63.3 million in the first six months of 2008, reflecting decreases in most categories. Total customer fee income and wealth management income decreased due to the effects of the economic downturn, such as fewer customer transactions and lower asset valuations. Net debit card income was an exception, as increased transactions led to an increase in this line item. Mortgage banking income decreased 2.6% in the first six months of 2009. Mortgage loans originated by TSFG originators totaled $201.9 million and $174.1 million in the first six months of 2009 and 2008, respectively. Gain on certain derivative activities increased $2.0 million, primarily due to recording changes in the value of interest rate swaps no longer qualifying for hedge accounting and the ineffectiveness of other hedging relationships. During the first half of 2009, gain on securities included a $5.4 million gain on the sale of U.S. government agency securities, partially offset by $3.8 million in other-than-temporary impairment on certain community bank-related equity securities and other privately held investments included in other assets.

          For second quarter 2009, noninterest income totaled $32.3 million, compared to $23.7 million for first quarter 2009 and $32.2 million for second quarter 2008. Comparing second quarter 2009 to first quarter 2009, the increase was primarily due to a $7.5 million favorable swing in the gain/loss on securities line item, reflecting the gain on the sale of U.S. government agency securities in second quarter combined with other-than-temporary impairment charges in first quarter 2009. In addition, mortgage banking income increased by 70.1% as mortgage loans originated by TSFG originators totaled $126.6 million and $75.3 million in second quarter 2009 and first quarter 2009, respectively. Comparing second quarter 2009 to second quarter 2008, decreases in most line items were offset by increases in gain on certain derivative activities and gain on securities, reflecting the derivative and securities transactions mentioned above.

          In July 2009, TSFG sold its subsidiary American Pensions, Inc., which will effectively eliminate benefits administration fee income in future periods.

     Noninterest Expenses

          Table 20 shows the components of noninterest expenses.

Table 20

Components of Noninterest Expenses

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Salaries and wages, excluding employment contracts and severance	$34,739	$36,136	$69,930	$70,989
Employment contracts and severance	829	2,299	829	2,299

Total salaries and wages	35,568	38,435	70,759	73,288

Employee benefits	8,925	9,113	17,848	18,411
Impairment of long lived assets	17,376	—	17,376	—
Occupancy	9,506	8,972	18,942	17,595
Furniture and equipment	6,801	6,733	13,746	13,116
Loss (gain) on other real estate owned	12,873	(3)	12,997	184
Loan collection and foreclosed asset expense	7,247	2,303	12,138	3,382
Loss on nonmortgage loans held for sale	9,461	—	11,299	—
Regulatory assessments	6,479	2,374	11,134	4,451
FDIC special assessment	5,700	—	5,700	—
Professional services	4,351	3,579	8,858	7,106
Project NOW expense	281	—	1,579	—
Advertising and business development	2,109	2,731	3,390	5,202
Telecommunications	1,551	1,476	3,077	2,899
Amortization of intangibles	1,286	1,589	2,577	3,247
Goodwill impairment	2,511	—	2,511	188,431
Loss on repurchase of auction rate securities	—	—	676	—
(Gain) loss on early extinguishment of debt	(2,991)	(83)	(3,043)	464
Branch acquisition and conversion costs	—	731	—	731
Visa-related litigation	—	—	—	(863)
Other	7,154	9,667	14,865	18,339

Total noninterest expenses	$136,188	$87,617	$226,429	$355,983

          Noninterest expenses decreased to $226.4 million in the first six months of 2009 from $356.0 million in the first six months of 2008. During first quarter 2008, the acceleration of credit deterioration in Florida prompted TSFG to perform an interim evaluation of the goodwill associated with its Mercantile banking segment. The evaluation reflected decreases in projected cash flows for the Mercantile banking segment, and accordingly the estimated fair value of the segment declined. This decline resulted in the recognition of a goodwill impairment charge of $188.4 million. During fourth quarter 2008, TSFG recognized an additional $237.6 million of goodwill impairment on its Mercantile banking segment.

          Late in 2008, TSFG launched an internal efficiency and expense control project (“Project NOW”), the goal of which is to improve revenue and reduce annual operating expenses.

          Comparing the first six months of 2009 to the first six months of 2008, salaries and wages and employee benefits decreased $3.1 million, as full-time equivalent employees declined to 2,345 at June 30, 2009 from 2,572 at June 30, 2008. Professional services increased, partially due to legal expenses associated with a shareholder lawsuit. Project NOW expenses increased due to costs associated with TSFG’s revenue and expense initiative. Regulatory assessments increased $6.7 million based in part on TSFG’s participation in the Temporary Liquidity Guarantee Program related to noninterest-bearing deposit accounts and across-the-board rate increases designed to replenish the FDIC’s Deposit Insurance Fund. TSFG also recorded an FDIC special assessment charge of $5.7 million in the second quarter 2009. In addition to the special assessment during second quarter 2009, the FDIC could continue to raise assessment rates. Credit-related expenses (including loan collection and foreclosed asset expense, loss on nonmortgage loans held for sale, and loss on other real estate owned) increased $32.9 million due to the current credit environment, and may continue to increase.

          During the first half of 2009, TSFG recognized impairment charges of $17.4 million on its planned campus facility ($15.9 million), corporate jet ($612,000), and vacated branches and office locations ($864,000) (see “Impairment of Long-Lived Assets”), as well as a $2.5 million goodwill impairment charge related to non-banking subsidiaries (see “Goodwill”). During the first six months of 2009, TSFG recognized a net gain on early extinguishment of debt of $3.0 million, primarily due to gain on the repurchase of $25.0 million of mandatorily redeemable preferred stock of a REIT subsidiary, partially offset by a loss on termination of $75.0 million of long-term repurchase agreements (see “Borrowed Funds”). Also during the first six months of 2009, TSFG repurchased $5.8 million of various auction rate preferred securities from brokerage customers who purchased the securities during 2007. Currently, the market for these securities is illiquid and TSFG recorded a loss of $676,000 during the first six months of 2009 to adjust these securities to estimated fair value (see “Securities”).

          For second quarter 2009, noninterest expenses totaled $136.2 million, compared to $90.2 million for first quarter 2009 and $87.6 million for second quarter 2008. Comparing second quarter 2009 to first quarter 2009, credit-related expenses (including loan collection and foreclosed asset expense, loss on nonmortgage loans held for sale, and loss on other real estate owned) increased $22.7 million. This increase principally stemmed from higher losses on other real estate owned from reappraisals and a policy change to write properties down to 70% of appraised value (see “Other Real Estate Owned”) and higher losses on nonmortgage loans held for sale largely due to the write-down and transfer of one loan to OREO. In addition, FDIC insurance premiums, including the special assessment, increased $7.5 million. Also in second quarter 2009, TSFG recognized the impairment charges on long-lived assets ($17.4 million) and goodwill ($2.5 million) mentioned in the previous paragraph. Comparing second quarter 2009 to second quarter 2008, the increase was primarily due to credit-related expenses, regulatory assessments, and impairment charges mentioned above.

     Income Taxes

          The effective income tax benefit as a percentage of pretax income was 39.9% and 40.0%, respectively, for the three and six months ended June 30, 2009. Income tax benefit differed from the amount computed by applying TSFG’s statutory U.S. federal income tax rate of 35% to pretax loss for the three and six months ended June 30, 2009 primarily due to the impact of permanent tax preference items and credits. The effective income tax benefit as a percentage of pretax loss was 42.4% and 10.4%, respectively, for the three and six months ended June 30, 2008. Income tax benefit differed from the amount computed by applying TSFG’s statutory U.S. federal income tax rate of 35% to pretax income for the three and six months ended June 30, 2008 primarily as a result of the impact of the nondeductible goodwill impairment, other nontaxable and nondeductible items, and management’s projections.

          On an ongoing basis, TSFG evaluates its deferred tax assets for realizability (see “Critical Accounting Policies and Estimates – Income Taxes”). As of June 30, 2009, management determined that no additional valuation allowance against deferred tax assets was required.

Enterprise Risk Management

          Pages 62 through 65 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2008 provide a discussion of overall Enterprise Risk Management, Derivatives and Hedging Activities, Economic Risk, Credit Risk, Liquidity Risks, Operational Risk, and Compliance and Litigation Risks.

     Market Risk and Asset/Liability Management

          There has been no significant change to the market risk and asset/liability management methodology as disclosed in TSFG’s 2008 Form 10-K. The interest sensitivity analysis which follows has been updated for June 30, 2009 numbers.

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

          Table 21 reflects the sensitivity of net interest income to changes in interest rates. It shows the effect that the indicated changes in interest rates would have on net interest income over the next 12 months compared with the base case or flat interest rate scenario. The base case or flat scenario assumes interest rates stay at June 30, 2009, and 2008 levels, respectively.

Table 21

Net Interest Income at Risk Analysis

Interest Rate Scenario (1)		Annualized Hypothetical Percentage Change in Net Interest Income June 30,

		2009	2008

2.00%		3.2%	1.7%
1.00		1.6	1.0
Flat		—	—
(1.00	) (2)	n/a	(1.1)
(2.00	) (2)	n/a	(2.5)

(1)	Net interest income sensitivity is shown for gradual rate shifts over a 12 month period.

(2)	Due to the current low rate environment, downward rate shifts were not run for June 30, 2009.

          Table 22 reflects the sensitivity of the economic value of equity (“EVE”) to changes in interest rates. EVE is a measurement of the inherent, long-term balance sheet-related economic value of TSFG (defined as the fair value of all assets minus the fair value of all liabilities and their associated off balance sheet amounts) at a given point in time. Table 22 shows the effect that the indicated changes in interest rates would have on the fair value of net assets at June 30, 2009 and 2008, respectively, compared with the base case or flat interest rate scenario. The base case or flat scenario assumes interest rates stay at June 30, 2009 and 2008 levels, respectively.

Table 22

Economic Value of Equity Risk Analysis

Interest Rate Scenario (1)		Annualized Hypothetical Percentage Change in Economic Value of Equity June 30,

		2009	2008

2.00%		(10.1)%	(7.7)%
1.00		(4.1)	(2.8)
Flat		—	—
(1.00	) (2)	n/a	1.7
(2.00	) (2)	n/a	(1.2)

(1)	The rising 100 and 200 basis point and falling 100 and 200 basis point interest rate scenarios assume an instantaneous and parallel change in interest rates along the entire yield curve.

(2)	Due to the current low rate environment, downward rate shifts were not run for June 30, 2009.

          There are material limitations with TSFG’s models presented in Tables 21 and 22, which include, but are not limited to, the following:

•	the flat scenarios are base case and are not indicative of historical results;

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

          Lending Commitments. Lending commitments include loan commitments, standby letters of credit, unused business credit card lines, and documentary letters of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. TSFG provides these lending commitments to customers in the normal course of business. TSFG estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitments in other liabilities on the consolidated balance sheet. See Note 11 to the Consolidated Financial Statements for disclosure of the amounts of lending commitments.

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

          See “Derivative Financial Instruments” under “Balance Sheet Review” and Note 10 to the Consolidated Financial Statements for additional information regarding derivatives.

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

          As noted in Table 23, we have $2.6 billion of time deposits maturing over the remainder of 2009, with maturities of customer and brokered CDs accounting for $1.8 billion and $731.9 million, respectively. We expect to replace maturing customer CDs through ongoing efforts to grow customer deposits and various deposit campaigns, replacing any shortfall through wholesale borrowings. We anticipate replacing brokered CD maturities through issuance of new brokered CDs.

          Longer term funding needs are typically met through a variety of wholesale sources, which have a broader range of maturities than customer deposits and add flexibility in liquidity planning and management. These wholesale sources include advances from the FHLB with longer maturities, brokered CDs, and instruments that qualify as regulatory capital, including trust preferred securities and subordinated debt. During the six months ended June 30, 2009, TSFG shifted into borrowings with remaining maturities of more than one year in order to strengthen liquidity. In addition, the Company may also issue equity capital to address liquidity or capital needs.

          Under normal business conditions, the sources above are adequate to meet both the short-term and longer-term funding needs of the Company; however, TSFG’s contingency funding plan establishes early warning triggers to alert management to potentially negative liquidity trends. The plan provides a framework to manage through various scenarios – including identification of alternative actions and an executive management team to navigate through a crisis. Limits ensure that liquidity is sufficient to manage through crises of various degrees of severity, triggered by TSFG-specific events, such as significant adverse changes to earnings, credit quality or credit ratings, or general industry or market events, such as market instability or rapid adverse changes in the economy. As of June 30, 2009, we had $4.0 billion of secured liquidity reserves in the form of borrowing capacity from the Federal Reserve and TT&L, FHLB, and unpledged investment securities which could be used to manage through a severe liquidity scenario. Following a severe liquidity scenario, we would consider various actions to replenish liquidity, including potential asset sales. We have no debt for which a downgrade of our credit ratings would trigger early termination.

          Management believes that TSFG’s available borrowing capacity and efforts to grow deposits are sufficient to provide the necessary funding for the remainder of 2009. However, management is prepared to take other actions if needed to manage through adverse liquidity conditions.

          In managing its liquidity needs, TSFG focuses on its existing assets and liabilities, as well as its ability to enter into additional borrowings, and on the manner in which they combine to provide adequate liquidity to meet our needs. Table 23 summarizes future contractual obligations based on maturity dates as of June 30, 2009. Table 23 does not include payments which may be required under employment and deferred compensation agreements. In addition, Table 23 does not include payments required for interest and income taxes (see Item 1, Consolidated Statements of Cash Flows for details on interest and income taxes paid for the three months ended June 30, 2009).

Table 23

Contractual Obligations

(dollars in thousands)

	Payments Due by Period

	Total	Remainder of 2009	2010 and 2011	2012 and 2013	After 2014

Time deposits	$5,027,351	$2,558,622	$2,239,736	$165,857	$63,136
Short-term borrowings	343,154	343,154	—	—	—
Long-term debt	1,126,435	8,835	450,368	431,359	235,873
Operating leases	174,251	8,564	33,735	30,308	101,644
Expanded corporate facilities contracts	8,044	8,044	—	—	—

Total contractual obligations	$6,679,235	$2,927,219	$2,723,839	$627,524	$400,653

          As mentioned above, TSFG has the ability to borrow from the FHLB and maintain short-term lines of credit from unrelated banks. FHLB advances outstanding as of June 30, 2009 totaled $762.2 million. At June 30, 2009, TSFG had $293.2 million of unused borrowing capacity from the FHLB, compared to $863.7 million at December 31, 2008. TSFG funds its short-term needs principally with deposits, including brokered deposits, federal funds purchased, repurchase agreements, FHLB advances, Federal Reserve borrowings, TT&L notes, and the principal run-off of investment securities. At June 30, 2009, TSFG had unused short-term lines of credit totaling $138.7 million (which may be canceled at the lender’s option and are subject to funds availability at the lender), compared to $328.7 million at December 31, 2008. Certain borrowings, such as brokered CDs and FHLB advances, are dependent on various credit eligibility criteria which may be impacted by changes in the Company’s financial position and/or results of operations.

          A collateralized borrowing relationship with the Federal Reserve Bank of Richmond is in place for Carolina First Bank. At June 30, 2009, TSFG had qualifying collateral to secure advances up to $2.3 billion, of which none was outstanding. At December 31, 2008, TSFG had qualifying collateral to secure advances up to $3.4 billion, of which $1.1 billion was outstanding.

          At June 30, 2009, the parent company had $104.5 million in cash and cash equivalents, which was available for payment of dividends and interest on capital instruments, unless required as capital support for Carolina First Bank. During second quarter 2009, the parent company’s obligations for dividends and interest on capital instruments totaled approximately $10 million. In addition, during second quarter 2009, the parent company contributed $150.0 million to Carolina First Bank.

          During second quarter 2009 and in July 2009, several rating agencies lowered the credit ratings for TSFG and/or Carolina First Bank. These ratings changes did not have a material impact on TSFG’s liquidity given that, as noted above, we have no debt for which a downgrade of our credit ratings would trigger early termination and a credit rating downgrade would not impact access to our primary funding sources. However, certain downgrade levels could require the Company to post additional collateral to secure certain transactions (derivatives and certain borrowings) or could enable certain counterparties to rescind the transaction at their option. Such requirements are not expected to materially impact the Company’s overall liquidity.

          TSFG enters into agreements in the normal course of business to extend credit to meet the financial needs of its customers. For amounts and types of such agreements at June 30, 2009, see “Off-Balance Sheet Arrangements.” Increased demand for funds under these agreements would reduce TSFG’s available liquidity and could require additional sources of liquidity.

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

     Evaluation of Disclosure Controls and Procedures

          At June 30, 2009, TSFG’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated its disclosure controls and procedures as currently in effect. Based on this evaluation, TSFG’s management concluded that as of June 30, 2009, TSFG’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by TSFG in the reports filed or submitted by it under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by TSFG in such reports was accumulated and communicated to TSFG’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     Changes in Internal Controls over Financial Reporting

          TSFG continually assesses the adequacy of its internal control over financial reporting and strives to enhance its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in TSFG’s internal control over financial reporting identified in connection with its assessment during the quarter ended June 30, 2009 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, TSFG’s internal control over financial reporting.

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

          On March 24, 2009, all parties to the Litigation executed an Agreement in Principle providing for the settlement of the Litigation. Subsequent to the Agreement in Principle, the parties to the Litigation agreed to the following documents, which were filed by TSFG as exhibits to a Current Report on Form 8-K dated April 2, 2009: the Stipulation of Compromise and Settlement dated March 31, 2009 (the “Stipulation”), the Joint Motion for Preliminary Approval of Proposed Settlement, the Preliminary Order Approving Settlement and Notice dated April 1, 2009 and the Notice of Pendency of Actions and Pendency of Settlement Hearing. These four documents are collectively referred to herein as the “Settlement Agreements”. The provisions in the Settlement Agreements were not to become effective until there was a final non-appealable order affirming their provisions.

          On May 21, 2009, a confirmatory hearing with respect to the Settlement Agreements occurred before The Honorable Edward W. Miller of the South Carolina State Court of Common Pleas, which resulted in a Final Order and Judgment of Judge Miller, which among other things, affirmed the Stipulation (the “Final Order”). The time for appealing of the Final Order expired on July 1, 2009, and the fact that there were no appeals regarding the Final Order was confirmed by counsel for plaintiffs and defendants on July 7, 2009. Accordingly, the parties to the Litigation have proceeded to implement the provisions in the Settlement Agreements. For additional details, refer to TSFG’s Current Report on Form 8-K dated July 13, 2009. Subsequent to quarter-end, and in accordance with the provisions of the Settlement Agreements, Mack I. Whittle, Jr. resigned from the TSFG Board of Directors, and Donald T. Heroman was appointed as a TSFG director.

          In addition, see Note 11 to the Consolidated Financial Statements for a discussion of ongoing legal proceedings.

Item 1A.	Risk Factors

          With the exception of the following risk factor, there have been no material changes to the risk factors previously disclosed under Item 1A (pages 11-13) of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2008.

          The NASDAQ’s temporary suspension of its listing requirement that companies have a minimum bid price of $1 per share expired on July 31, 2009. In October 2008, the NASDAQ Stock Market temporarily suspended its listing requirement that requires companies to have a minimum bid price of $1 per share through July 31, 2009. NASDAQ rules classify a security as “deficient” if it has a closing bid price of less than $1 per share for thirty consecutive business days. Once deficient, issuers have an automatic 180-day period to regain compliance by having a closing bid price of at least $1 per share for ten consecutive business days, and can receive an additional 180 days if all other listing requirements are met. If we do not meet this standard, liquidity in our stock could be materially and adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          TSFG has repurchased shares of our common stock in private transactions and open-market purchases, as authorized by our Board. The amount and timing of stock repurchases will be based on factors, including but not limited to, management’s assessment of TSFG’s capital structure and liquidity, the market price of TSFG’s common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal, and accounting matters. The following table presents information about our stock repurchases for the three months ended June 30, 2009.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (in thousands)

April 1, 2009 to April 30, 2009	105	(1)	$1.97	—	$—
May 1, 2009 to May 31, 2009	1,035	(1)	1.80	—	—
June 1, 2009 to June 30, 2009	—		—	—	—

Total	1,140		$1.82	—	$—

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

          On June 24, 2009, 21,852 shares of Preferred Stock Series 2008ND-V were exchanged for 21,852 shares of Preferred Stock Series 2009-A and 72,648 shares of Preferred Stock Series 2008ND-NV were exchanged for 72,648 shares of Preferred Stock Series 2009-A. This exchange of preferred shares was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 3a(9) thereof.

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

Item 5.	Other Information

             None.

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation, as amended

3.2	Amended and Restated Bylaws, as amended

31.1	Certificate of the Principal Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Principal Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Note for non-filed versions of this Form 10-Q
The above exhibits may be found on TSFG’s electronic filing of its June 30, 2009 Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”) and is accessible at no cost on TSFG’s web site, www.thesouthgroup.com, through the Investor Relations link. TSFG’s SEC filings are also available through the SEC’s web site at www.sec.gov.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, TSFG has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The South Financial Group, Inc.

Date: August 7, 2009	/s/ James R. Gordon

James R. Gordon
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)