Form 10-Q
period 2009-09-30
SOUTH FINANCIAL GROUP INC
filed 2009-11-09
CIK 797871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009

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

The number of outstanding shares of the issuer’s $1.00 par value common stock as of November 3, 2009 was 215,449,549.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data) (Unaudited)

	September 30,		December 31, 2008

	2009	2008

Assets
Cash and due from banks	$418,585	$176,293	$292,219
Interest-bearing bank balances	124	35	166
Securities
Available for sale, at fair value	2,079,394	1,995,681	2,107,194
Held to maturity (fair value $140,514, $24,566, and $23,048, respectively)	138,277	24,518	22,709

Total securities	2,217,671	2,020,199	2,129,903

Loans held for sale (includes $0, $14,334, and $14,681, respectively, measured at fair value)	8,071	37,575	30,963
Loans held for investment	8,874,234	10,299,640	10,192,072
Less: Allowance for loan losses	(339,536)	(200,748)	(247,086)

Net loans held for investment	8,534,698	10,098,892	9,944,986

Premises and equipment, net	272,732	274,258	282,472
Accrued interest receivable	37,549	51,207	50,388
Goodwill	213,797	461,458	224,161
Other intangible assets, net	16,809	23,112	21,859
Other assets	580,756	552,149	625,209

Total assets	$12,300,792	$13,695,178	$13,602,326

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing retail and commercial deposits	$1,091,439	$1,022,632	$1,041,140
Interest-bearing retail and commercial deposits	6,298,309	6,412,343	6,455,810

Total retail and commercial deposits	7,389,748	7,434,975	7,496,950
Brokered deposits	2,099,040	2,573,833	1,908,767

Total deposits	9,488,788	10,008,808	9,405,717
Short-term borrowings	288,751	1,188,929	1,626,374
Long-term debt	1,126,393	773,109	707,769
Accrued interest payable	45,803	61,463	71,465
Other liabilities	152,356	129,255	170,470

Total liabilities	11,102,091	12,161,564	11,981,795

Commitments and contingencies (Note 12)	—	—	—

Shareholders’ equity
Preferred stock-no par value; authorized 10,000,000 shares; issued and outstanding 351,650, 249,000, and 585,700 shares, respectively	334,900	249,000	566,379
Common stock-par value $1 per share; authorized 325,000,000 shares; issued and outstanding 215,371,687, 73,005,766, and 74,643,649 shares, respectively	215,372	73,006	74,644
Surplus	1,343,987	1,104,697	1,135,920
Retained (deficit) earnings	(745,043)	120,578	(199,540)
Accumulated other comprehensive income (loss), net of tax	48,875	(13,667)	42,558
Other, net	610	—	570

Total shareholders’ equity	1,198,701	1,533,614	1,620,531

Total liabilities and shareholders’ equity	$12,300,792	$13,695,178	$13,602,326

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Interest Income
Interest and fees on loans	$112,673	$155,433	$358,615	$484,677
Interest and dividends on securities:
Taxable	16,742	20,186	55,430	61,169
Exempt from federal income taxes	2,006	2,422	6,312	7,594

Total interest and dividends on securities	18,748	22,608	61,742	68,763
Interest on short-term investments	—	197	1	375

Total interest income	131,421	178,238	420,358	553,815

Interest Expense
Interest on deposits	45,156	69,071	149,540	209,357
Interest on short-term borrowings	230	6,171	2,020	31,017
Interest on long-term debt	5,997	7,377	17,812	24,911

Total interest expense	51,383	82,619	169,372	265,285

Net Interest Income	80,038	95,619	250,986	288,530
Provision for Credit Losses	224,179	84,608	498,143	221,663

Net interest income after provision for credit losses	(144,141)	11,011	(247,157)	66,867
Noninterest Income	33,470	28,665	89,483	91,955
Noninterest Expenses	89,529	94,157	315,958	450,140

Loss before income taxes	(200,200)	(54,481)	(473,632)	(291,318)
Income tax expense (benefit)	123,304	(29,526)	13,951	(54,139)

Net Loss	(323,504)	(24,955)	(487,583)	(237,179)
Preferred stock dividends	(4,454)	(6,250)	(20,268)	(12,083)
Deemed dividend resulting from induced conversion	(11,927)	—	(32,388)	—
Deemed dividend resulting from accretion of discount	(870)	—	(2,571)	—
Amounts allocated to participating security holders	—	(7)	(241)	(151)

Net Loss Available to Common Shareholders	$(340,755)	$(31,212)	$(543,051)	$(249,413)

Average Common Shares Outstanding, Basic	174,426	72,755	116,217	72,606
Average Common Shares Outstanding, Diluted	174,426	72,755	116,217	72,606
Loss Per Common Share, Basic	$(1.95)	$(0.43)	$(4.67)	$(3.44)
Loss Per Common Share, Diluted	(1.95)	(0.43)	(4.67)	(3.44)
Dividends per common share	—	0.01	0.02	0.21

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data) (Unaudited)

	Shares of Common Stock	Common Stock	Preferred Stock	Surplus	Retained (Deficit) Earnings and Other	Accumulated Other Comprehensive Income (Loss), Net	Total

Balance, December 31, 2007	72,455,205	$72,455	$—	$1,107,601	$386,061	$(15,809)	$1,550,308
Net loss	—	—	—	—	(237,179)	—	(237,179)
Other comprehensive income, net of income tax of $1,185	—	—	—	—	—	2,142	2,142

Comprehensive loss	—	—	—	—	—	—	(235,037)

Common dividends declared ($0.21 per share)	—	—	—	—	(15,331)	—	(15,331)
Preferred dividends declared	—	—	—	—	(12,083)	—	(12,083)
Issuance of preferred stock	—	—	250,000	(11,028)	—	—	238,972
Common stock activity:
Dividend reinvestment plan	206,206	206	—	1,626	—	—	1,832
Conversion of preferred stock	153,844	154	(1,000)	846	—	—
Restricted stock plan	101,378	101	—	2,794	(163)	—	2,732
Director compensation	49,571	50	—	358	—	—	408
Employee stock purchase plan	31,557	32	—	215	—	—	247
Acquisitions	4,403	4	—	20	—	—	24
Exercise of stock options, including income tax benefit of $6	3,602	4	—	37	—	—	41
Common and preferred stock purchased by trust for deferred compensation	—	—	—	—	(441)	—	(441)
Deferred compensation payable in stock	—	—	—	—	441	—	441
Cumulative effect of initial application of:
SFAS 159, net of tax	—	—	—	—	60	—	60
EITF 06-4	—	—	—	—	(737)	—	(737)
Stock option expense	—	—	—	2,287	—	—	2,287
Other, net	—	—	—	(59)	(50)	—	(109)

Balance, September 30, 2008	73,005,766	$73,006	$249,000	$1,104,697	$120,578	$(13,667)	$1,533,614

Balance, December 31, 2008	74,643,649	$74,644	$566,379	$1,135,920	$(198,970)	$42,558	$1,620,531
Net loss	—	—	—	—	(487,583)	—	(487,583)
Other comprehensive income, net of income tax of $4,611	—	—	—	—	—	6,317	6,317

Comprehensive loss	—	—	—	—	—	—	(481,266)

Common dividends declared ($0.02 per share)	—	—	—	—	(2,693)	—	(2,693)
Preferred dividends declared	—	—	—	—	(20,268)	—	(20,268)
Accretion of discount on preferred stock	—	—	2,571	—	(2,571)	—	—
Common stock activity:
Issuance of common stock	85,000,000	85,000	—	(5,275)	—	—	79,725
Conversion of preferred stock	54,892,158	54,892	(234,050)	210,123	(32,388)	—	(1,423)
Restricted stock plan	352,589	353	—	903	—	—	1,256
Director compensation	144,763	145	—	102	—	—	247
Dividend reinvestment plan	130,828	131	—	81	—	—	212
Employee stock purchase plan	117,317	117	—	80	—	—	197
Settlement of shareholder lawsuit	91,033	91	—	15	—	—	106
Common and preferred stock released by trust for deferred compensation	—	—	—	—	842	—	842
Deferred compensation payable in stock	—	—	—	—	(802)	—	(802)
Stock option expense	—	—	—	2,028	—	—	2,028
Other, net	(650)	(1)	—	10	—	—	9

Balance, September 30, 2009	215,371,687	$215,372	$334,900	$1,343,987	$(744,433)	$48,875	$1,198,701

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Nine Months Ended September 30,

	2009	2008

Cash Flows from Operating Activities
Net loss	$(487,583)	$(237,179)
Adjustments to reconcile net loss to net cash provided by operating activities
Provision for credit losses	498,143	221,663
Depreciation, amortization, and accretion, net	28,187	28,233
Impairment of long lived assets	18,122	—
Loss on other real estate owned	17,403	949
Loss on nonmortgage loans held for sale	11,258	—
Share-based compensation expense	3,953	6,061
Goodwill impairment	2,511	188,431
Gain on sale of ancillary businesses	(7,234)	—
(Gain) loss on early extinguishment of debt	(3,043)	339
Gain on certain derivative activities	(3,817)	(49)
Gain on securities	(1,340)	(1,547)
Gain on sale of mortgage loans	(1,894)	(2,634)
Loss on disposition of premises and equipment	246	333
Gain on Visa IPO share redemption	—	(1,904)
Excess tax benefits from share-based compensation	—	(6)
Deferred income tax valuation allowance	200,121	—
Deferred income tax benefit, excluding change in valuation allowance	(155,388)	(35,141)
Origination of loans held for sale	(257,918)	(201,350)
Sale of loans held for sale and principal repayments	288,725	224,410
Decrease (increase) in other assets	22,324	(3,009)
Decrease in other liabilities	(21,885)	(9,503)

Net cash provided by operating activities	150,891	178,097

Cash Flows from Investing Activities
Sale of securities available for sale	137,490	193,029
Maturity, redemption, call, or principal repayments of securities available for sale	519,126	375,013
Maturity, redemption, call, or principal repayments of securities held to maturity	15,078	15,166
Purchase of securities available for sale	(587,683)	(580,138)
Purchase of securities held to maturity	(131,435)	—
Origination of loans held for investment, net of principal repayments	371,734	(331,593)
Sale of loans originally held for investment	409,286	38,663
Sale of other real estate owned	35,668	3,230
Sale of long lived assets held for sale	6,745	—
Sale of premises and equipment	27	7
Purchase of premises and equipment	(31,330)	(43,358)
Proceeds from sale of ancillary businesses	16,584	—
Cash equivalents acquired, net of payment for purchase acquisition	—	3,817

Net cash provided by (used for) investing activities	761,290	(326,164)

Cash Flows from Financing Activities
Increase in deposits, net	81,586	200,094
Decrease in short-term borrowings	(1,337,650)	(449,487)
Issuance of long-term debt	700,000	203,320
Payment of long-term debt	(279,960)	(132,235)
Issuance of common stock, net	79,725	—
Issuance of preferred stock, net	—	238,972
Cash dividends paid on common stock	(3,439)	(28,367)
Cash dividends paid on preferred stock	(25,155)	(5,833)
Conversion of preferred stock	(1,423)	—
Excess tax benefits from share-based compensation	—	6
Other common stock activity	459	1,400

Net cash (used for) provided by financing activities	(785,857)	27,870

Net change in cash and cash equivalents	126,324	(120,197)
Cash and cash equivalents at beginning of year	292,385	296,525

Cash and cash equivalents at end of period	$418,709	$176,328

Supplemental Cash Flow Data
Interest paid, net of amounts capitalized	$189,849	$269,204
Income tax (refunds received) payments, net	(47,037)	3,599
Significant non-cash investing and financing transactions:
Unrealized gain on available for sale securities	39,575	431
Conversion of preferred stock	234,050	1,000
Loans transferred from held for investment to held for sale	489,255	61,904
Loans transferred to other real estate owned	120,106	23,882

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 1 – General

          The foregoing unaudited Consolidated Financial Statements and Notes are presented in accordance with the instructions for the Securities and Exchange Commission Quarterly Report on Form 10-Q. “TSFG” refers to The South Financial Group, Inc. and subsidiaries, except where the context requires otherwise. The information contained in the Consolidated Financial Statements included in TSFG’s Annual Report on Form 10-K for the year ended December 31, 2008 should be referred to in connection with the reading of these unaudited interim Consolidated Financial Statements. The Consolidated Balance Sheet at December 31, 2008 is derived from TSFG’s Consolidated Audited Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature. TSFG has evaluated subsequent events for potential recognition and/or disclosure through November 9, 2009, the date the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were issued.

Nature of Operations

          TSFG is a bank holding company headquartered in Greenville, South Carolina that offers a broad range of financial products and services, including banking, mortgage, treasury services, and wealth management (which consists of insurance, retail investment, and trust and investment management). TSFG’s banking subsidiary Carolina First Bank conducts banking operations in South Carolina and North Carolina (as Carolina First), in Florida (as Mercantile), and on the Internet (as Bank CaroLine). TSFG also owns several non-bank subsidiaries. At September 30, 2009, TSFG operated through 83 branch offices in South Carolina, 67 in Florida, and 27 in North Carolina. In South Carolina, the branches are primarily located in the state’s largest metropolitan areas. The Florida operations are principally concentrated in the Jacksonville, Orlando, Tampa Bay, Southeast Florida, and Gainesville areas. The North Carolina branches are primarily located in the Hendersonville and Asheville areas of western North Carolina and in the Wilmington area of eastern North Carolina.

Accounting Estimates and Assumptions

          The preparation of the Consolidated Financial Statements and accompanying notes requires management of TSFG to make a number of estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the period. Actual results could differ significantly from these estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and reserve for unfunded lending commitments, the effectiveness of derivative and other hedging activities, the fair value of certain financial instruments (securities, derivatives, and privately held investments), income tax assets or liabilities (including deferred tax assets and any related valuation allowance), share-based compensation, and accounting for acquisitions, including the fair value determinations, the analysis of goodwill impairment and the analysis of valuation allowances in the initial accounting of loans acquired. To a lesser extent, significant estimates are also associated with the determination of contingent liabilities, discretionary compensation, and expense associated with other employee benefit agreements.

Principles of Consolidation

          The Consolidated Financial Statements include the accounts of The South Financial Group, Inc. and all other entities in which it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Standards Codification

          The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Reclassifications

          Certain prior year amounts have been reclassified to conform to the 2009 presentations.

Recently Adopted Accounting Pronouncements

     Fair Value Measurements

          TSFG adopted new guidance affecting FASB ASC 820, “Fair Value Measurements and Disclosures,” on January 1, 2008 for financial assets and liabilities with no significant impact on its Consolidated Financial Statements. This guidance defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. This guidance does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. This guidance was effective for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis in fiscal years beginning after November 15, 2008. As a result, TSFG adopted this guidance for nonfinancial assets and liabilities effective January 1, 2009 with no significant impact on its Consolidated Financial Statements.

     Business Combinations

          FASB ASC 805, “Business Combinations,” reflects new guidance which requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous standards whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. The new guidance requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case. Under the new guidance, the requirements of FASB ASC 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of FASB ASC 450, “Contingencies.” TSFG adopted this guidance effective January 1, 2009 with no significant impact on its Consolidated Financial Statements. However, TSFG expects the new guidance to have a significant effect on the accounting for future acquisitions, if any.

     Noncontrolling Interests in Consolidated Financial Statements

          FASB ASC 810-10, “Consolidation,” reflects new guidance which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The new guidance clarifies that a non-controlling interest in a subsidiary, which was previously referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, the guidance requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. TSFG adopted this guidance effective January 1, 2009 with no significant impact on its Consolidated Financial Statements.

     Disclosures about Derivative Instruments and Hedging Activities

          FASB ASC 815-10, “Derivatives and Hedging,” reflects new guidance which amends and expands the disclosure requirements related to derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under FASB ASC 815-10, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. TSFG adopted this guidance effective January 1, 2009 and has included the required disclosures in Note 11.

     Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

          FASB ASC 260-10, “Earnings Per Share,” reflects new guidance that states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. TSFG adopted this guidance effective January 1, 2009 and has determined that certain of its outstanding nonvested restricted stock and restricted stock units are participating securities. Accordingly, earnings per common share has been computed using the two-class method. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method.

     Determination of the Useful Life of Intangible Assets and Accounting for Defensive Intangible Assets

          FASB ASC 350-30, “General Intangibles Other Than Goodwill,” reflects new guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This Subtopic also reflects new guidance that clarifies how to account for defensive intangible assets subsequent to initial measurement. TSFG adopted this new guidance effective January 1, 2009 with no significant impact on its Consolidated Financial Statements.

     Equity Method Investment Accounting Considerations

          FASB ASC 323, “Investments - Equity Method and Joint Ventures,” reflects new guidance which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. TSFG adopted this new guidance effective January 1, 2009 with no significant impact on its Consolidated Financial Statements.

     Determining Fair Value When the Volume and Level of  Activity for the Asset or Liability Have  Significantly
     Decreased and Identifying Transactions that Are Not Orderly

          FASB ASC 820, “Fair Value Measurements and Disclosures,” reflects new guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and for determining when a transaction is an orderly one. TSFG adopted this new guidance effective second quarter 2009 with no significant impact on its Consolidated Financial Statements.

     Interim Disclosures about Fair Value of Financial Instruments

          FASB ASC 825, “Financial Instruments,” reflects new guidance which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. TSFG adopted this new guidance effective second quarter 2009 and has included the required disclosures in Note 16.

     Recognition and Presentation of Other-Than-Temporary Impairments

          FASB ASC 320-10, “Investments – Debt and Equity Securities,” reflects new guidance on other-than-temporary impairment for debt securities to make the standard more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. TSFG adopted the new guidance effective second quarter 2009 with no significant impact on its Consolidated Financial Statements.

     Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

          FASB ASC 805, “Business Combinations,” reflects new guidance which requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB ASC 450, “Contingencies.” The new guidance removes subsequent accounting guidance for assets and liabilities arising from contingencies from FASB ASC 805 and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. The new guidance eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

the disclosure required by FASB ASC 450. The new guidance also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value. TSFG adopted the new guidance effective January 1, 2009 with no significant impact on its Consolidated Financial Statements.

     Subsequent Events

          FASB ASC 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. TSFG adopted the new guidance effective second quarter 2009.

     Measuring Liabilities at Fair Value

          Accounting Standards Update 2009-05 (“ASU 2009-05”), “Measuring Liabilities at Fair Value,” modifies existing fair value guidance to permit companies determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset. ASU 2009-05 addresses practice difficulties caused by the tension between fair-value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. TSFG adopted this standard effective third quarter 2009 with no significant impact on its Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

     Accounting for Transfers of Financial Assets

          Statement of Financial Accounting Stamdards (“SFAS”) No. 166 (“SFAS 166”), “Accounting for Transfers of Financial Assets,” amends FASB ASC 860, “Transfers and Servicing,” primarily to (1) eliminate the concept of a qualifying special-purpose entity, (2) limit the circumstances under which a financial asset (or portion thereof) should be derecognized when the entire financial asset has not been transferred to a non-consolidated entity, and (3) require additional information to be disclosed concerning a transferor’s continuing involvement with transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009, and TSFG does not expect adoption of this standard to have a significant impact on its Consolidated Financial Statements, although the Company continues to evaluate the effects of adoption. However, this guidance could have a significant impact on the accounting for future transfers, if any.

     Accounting for Variable Interest Entities

          SFAS No. 167 (“SFAS 167”), “Accounting for Variable Interest Entities,” amends FASB ASC 810, “Consolidation,” to require a comprehensive qualitative analysis to be performed to determine whether a holder of variable interests in a variable interest entity also has a controlling financial interest in that entity. In addition, FASB ASC 810 has been amended to require that the same such analysis be applied to entities previously designated as qualified special-purpose entities under FASB ASC 860. The new guidance is effective for fiscal years beginning after November 15, 2009, and TSFG does not expect adoption of this standard to have a significant impact on its Consolidated Financial Statements.

     Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

          Accounting Standards Update No. 2009-12 (“ASU 2009-12”), “Fair Value Measurements and Disclosures: Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” offers guidance on how to use a NAV per share to estimate the fair value of investments in hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles, and funds of funds. ASU 2009-12 is effective for periods ending after December 15, 2009, and TSFG does not expect adoption of this standard to have a significant impact on its Consolidated Financial Statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 2 – Noninterest Income and Noninterest Expense

          The following presents the details for noninterest income and noninterest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Noninterest Income
Service charges on deposit accounts	$10,754	$11,376	$29,557	$32,791
Debit card income, net	2,139	2,006	6,232	5,938
Customer service fee income	1,251	1,425	3,724	4,114

Total customer fee income	14,144	14,807	39,513	42,843

Insurance income	1,911	2,368	6,133	7,816
Retail investment services, net	2,157	2,294	5,813	5,960
Trust and investment management income	1,251	1,728	4,211	5,251
Benefits administration fees	—	813	1,213	2,303

Total wealth management income	5,319	7,203	17,370	21,330

Bank-owned life insurance income	2,797	2,881	7,859	8,938
Gain on sale of ancillary businesses (1)	7,234	—	7,234	—
Mortgage banking income	1,137	879	4,392	4,222
Gain (loss) on certain derivative activities	1,597	(199)	3,817	49
Merchant processing income, net	591	916	2,018	2,582
(Loss) gain on securities	(286)	(725)	1,340	1,547
Gain on Visa IPO share redemption	—	—	—	1,904
Other (2)	937	2,903	5,940	8,540

Total noninterest income	$33,470	$28,665	$89,483	$91,955

Noninterest Expenses
Salaries and wages, excluding employment contracts and severance	$32,559	$37,700	$102,489	$108,689
Employment contracts and severance	—	4,621	829	6,920

Total salaries and wages	32,559	42,321	103,318	115,609

Employee benefits	7,724	9,252	25,572	27,663
Occupancy	9,658	9,770	28,600	27,365
Furniture and equipment	6,950	6,991	20,696	20,107
Loan collection and foreclosed asset expense	6,835	4,491	18,973	7,873
Impairment of long lived assets	746	—	18,122	—
Regulatory assessments	6,181	3,020	17,315	7,471
FDIC special assessment	—	—	5,700	—
Loss on other real estate owned (2)	4,406	765	17,403	949
Professional services	4,034	4,573	12,892	11,679
Project NOW expense	114	—	1,693	—
(Gain) loss on nonmortgage loans held for sale	(41)	—	11,258	—
Advertising and business development	1,264	2,114	4,654	7,316
Telecommunications	1,572	1,628	4,649	4,527
Amortization of intangibles	1,238	1,474	3,815	4,721
Goodwill impairment	—	—	2,511	188,431
Loss on repurchase of auction rate securities	—	—	676	—
(Gain) loss on early extinguishment of debt	—	(125)	(3,043)	339
Branch acquisition and conversion costs	—	—	—	731
Visa-related litigation	—	—	—	(863)
Other	6,289	7,883	21,154	26,222

Total noninterest expenses	$89,529	$94,157	$315,958	$450,140

(1)	See Note 8 for the sale of certain ancillary businesses during third quarter 2009.

(2)

In fourth quarter 2008, TSFG reclassified loss (gain) on other real estate owned from noninterest income to noninterest expense. Prior periods have been reclassified to conform to the current presentation.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 3 – Accumulated Other Comprehensive Income (Loss)

          The following summarizes accumulated other comprehensive income (loss), net of tax (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Net Unrealized Gains (Losses) on Securities Available for Sale
Balance at beginning of period	$19,013	$(34,287)	$6,890	$(30,765)
Other comprehensive income:
Unrealized holding gains (losses) arising during the period	20,425	4,580	44,610	(1,271)
Income tax (expense) benefit	(7,552)	(1,708)	(16,400)	425
Less: Reclassification adjustment for (gains) losses included in net loss	(90)	1,664	(5,035)	1,965
Income tax expense (benefit)	31	(583)	1,762	(688)

	12,814	3,953	24,937	431

Balance at end of period	31,827	(30,334)	31,827	(30,334)

Net Unrealized Gains on Cash Flow Hedges
Balance at beginning of period	22,102	16,602	35,668	14,956
Other comprehensive (loss) income:
Unrealized (loss) gain on change in fair values	3,044	7,273	8,146	20,721
Income tax benefit (expense)	(1,065)	(2,546)	(2,851)	(7,253)
Less: Reclassification adjustment for gains included in net loss	(10,820)	(7,172)	(36,793)	(18,088)
Income tax expense	3,787	2,510	12,878	6,331

	(5,054)	65	(18,620)	1,711

Balance at end of period	17,048	16,667	17,048	16,667

	$48,875	$(13,667)	$48,875	$(13,667)

Total other comprehensive income	$7,760	$4,018	$6,317	$2,142
Net loss	(323,504)	(24,955)	(487,583)	(237,179)

Comprehensive loss	$(315,744)	$(20,937)	$(481,266)	$(235,037)

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Securities

          The aggregate amortized cost and estimated fair value of securities available for sale and securities held to maturity (in thousands) were as follows:

	September 30, 2009

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities Available for Sale
U.S. Treasury	$2,074	$1	$17	$2,058
U.S. Government agencies	93,750	1,474	—	95,224
Agency mortgage-backed securities	1,648,004	40,443	246	1,688,201
Private label mortgage-backed securities	9,287	5	180	9,112
State and municipals	214,756	9,198	6	223,948
Other investments	60,999	57	205	60,851

	$2,028,870	$51,178	$654	$2,079,394

Securities Held to Maturity
State and municipals	$16,221	$458	$2	$16,677
Agency mortgage-backed securities	121,956	1,781	—	123,737
Other investments	100	—	—	100

	$138,277	$2,239	$2	$140,514

	December 31, 2008

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities Available for Sale
U.S. Treasury	$2,001	$68	$—	$2,069
U.S. Government agencies	307,025	6,704	—	313,729
Agency mortgage-backed securities	1,467,516	14,632	13,509	1,468,639
Private label mortgage-backed securities	14,850	—	2,079	12,771
State and municipals	256,755	5,673	180	262,248
Other investments	48,098	87	447	47,738

	$2,096,245	$27,164	$16,215	$2,107,194

Securities Held to Maturity
State and municipals	$22,609	$343	$4	$22,948
Other investments	100	—	—	100

	$22,709	$343	$4	$23,048

          At September 30, 2009, other investments in securities available for sale included the following (recorded at the estimated fair value): FHLB stock of $58.8 million and equity investments of $2.0 million. At December 31, 2008, other investments in securities available for sale included the following (recorded at the estimated fair value): FHLB stock of $35.5 million, corporate bonds of $10.0 million, and equity investments of $2.2 million.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

          The amortized cost and estimated fair value of securities available for sale and securities held to maturity (in thousands) at September 30, 2009, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The estimated fair value of securities was determined using quoted market prices.

	September 30, 2009

	Amortized Cost	Estimated Fair Value

Securities Available for Sale
Due in one year or less	$75,401	$76,873
Due after one year through five years	944,250	964,002
Due after five years through ten years	206,426	213,487
Due after ten years	741,796	764,183
No contractual maturity	60,997	60,849

	$2,028,870	$2,079,394

Securities Held to Maturity
Due in one year or less	$4,507	$4,554
Due after one year through five years	133,035	135,217
Due after five years through ten years	735	743

	$138,277	$140,514

          Proceeds from sales of securities available for sale, gross realized gains and losses on sales, and maturities and other securities transactions (in thousands) are summarized as follows. The net gains or losses are shown in noninterest income as gain/loss on securities.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Proceeds from sales of securities available for sale	$6,024	$37,687	$137,490	$193,029

Sales transactions of securities available for sale:
Gross realized gains	$90	$—	$5,475	$630
Gross realized losses (1)	—	(759)	(5)	(763)
Maturities and other securities transactions:
Gross realized gains	—	945	—	4,107
Other-than-temporary impairment	(376)	(911)	(4,130)	(2,427)

Net (loss) gain on securities	$(286)	$(725)	$1,340	$1,547

(1)	Includes impairment losses on securities subsequently sold.

          Securities with estimated fair values of $1.0 billion and $1.4 billion at September 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and for other purposes. The amortized cost totaled approximately $974.5 million and $1.4 billion for these same periods.

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

          Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in an unrealized loss position, were as follows (in thousands):

	September 30, 2009

	Less than 12 Months		12 Months or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available for Sale
US Treasury	$2,058	$17	$—	$—	$2,058	$17
Agency mortgage-backed securities	93,862	175	6,797	71	100,659	246
Private label mortgage-backed securities	—	—	2,497	180	2,497	180
State and municipals	—	—	1,650	6	1,650	6
Other investments	197	33	847	172	1,044	205

	$96,117	$225	$11,791	$429	$107,908	$654

Securities Held to Maturity
State and municipals	$512	$2	$—	$—	$512	$2

	December 31, 2008

	Less than 12 Months		12 Months or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available for Sale
Agency mortgage-backed securities	$342,792	$3,062	$399,557	$10,447	$742,349	$13,509
Private label mortgage-backed securities	12,771	2,079	—	—	12,771	2,079
State and municipals	4,230	148	1,854	32	6,084	180
Other investments	369	128	700	319	1,069	447

	$360,162	$5,417	$402,111	$10,798	$762,273	$16,215

Securities Held to Maturity
State and municipals	$—	$—	$1,036	$4	$1,036	$4

          At September 30, 2009, TSFG had 25 individual investments that were in an unrealized loss position. The unrealized losses summarized above, except for other investments, were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The majority of these securities are government or agency securities and, therefore, pose minimal credit risk. Based on management’s assessment at September 30, 2009, these investments are not considered impaired on an other-than-temporary basis.

          During the nine months ended September 30, 2009, TSFG recorded $435,000 in other-than-temporary impairment on certain community bank-related equity securities included in the other investments category. The remaining securities in the other investment category with unrealized losses are not considered impaired on an other-than-temporary basis.

          TSFG also invests in limited partnerships, limited liability companies (LLC’s) and other privately held companies. These investments are included in other assets. In the three and nine months ended September 30, 2009, TSFG recorded $376,000 and $3.7 million, respectively, in other-than-temporary impairment on these investments. At September 30, 2009, TSFG’s investment in these entities totaled $14.8 million, of which $5.2 million were accounted for under the cost method and $9.6 million were accounted for under the equity method.

          Also included in other assets are $5.7 million of various auction rate preferred securities which TSFG repurchased during first quarter 2009 from brokerage customers who purchased the securities during 2007. Currently, the market for these securities is illiquid, and TSFG recorded a loss of $676,000 during first quarter 2009 to adjust these securities to estimated fair value.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 5 – Loans

          The following is a summary of loans by category (in thousands):

	September 30, 2009	December 31, 2008

Commercial Loans
Commercial and industrial	$2,249,929	$2,722,611
Commercial owner - occupied real estate	1,270,015	1,270,746
Commercial real estate	3,741,662	4,074,331

	7,261,606	8,067,688

Consumer Loans
Indirect - sales finance	259,296	635,637
Consumer lot loans	161,206	225,486
Direct retail	86,474	95,397
Home equity	803,295	813,201

	1,310,271	1,769,721

Mortgage Loans	302,357	354,663

Total loans held for investment	8,874,234	10,192,072
Loans held for sale	8,071	30,963

Total loans	$8,882,305	$10,223,035

Included in the above:
Nonaccrual loans held for investment	$431,791	$349,382
Nonaccrual loans held for sale	—	16,282
Loans past due 90 days still accruing interest	7,467	47,481

          During the three and nine months ended September 30, 2009, TSFG transferred $136.6 million and $489.3 million, respectively, from the held for investment portfolio to the held for sale portfolio. The third quarter transfers included $133.6 million of nonperforming loans for which TSFG charged-off $57.8 million against the allowance for loan losses prior to transferring them to loans held for sale.

          During second quarter 2009, TSFG transferred $230.3 million of indirect auto loans and $88.8 million of shared national credits to the held for sale portfolio. After recording an allowance adjustment of $4.5 million, TSFG recorded a $3.2 million net loss on the indirect auto loan and shared national credits transactions. Additional losses for the three and nine months ended September 30, 2009 (a gain of $41,000 and a loss of $8.1 million, respectively) were attributable to gains/losses on other sales, write-downs on loans transferred to other real estate owned, or write-downs on loans still included in held for sale.

          During the three and nine months ended September 30, 2008, TSFG transferred loans with an unpaid principal balance totaling $71.7 million and $111.7 million, respectively, from the held for investment portfolio to the held for sale portfolio, and charged off $28.1 million and $49.8 million, respectively, of these loans against the allowance for loan losses. Of these loans, $38.7 million (net of charge-offs) were sold, leaving $23.2 million (net of charge-offs) on the balance sheet in loans held for sale at September 30, 2008, of which $22.6 million were considered nonperforming loans.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

          Loans are considered to be impaired when, in management’s judgment and based on current information, the full collection of principal and interest becomes doubtful. A loan is also considered impaired if its terms are modified in a troubled debt restructuring. The following table summarizes information on impaired loans (in thousands):

	At and For the Nine Months Ended September 30, 2009	At and For the Year Ended December 31, 2008

Impaired loans with specific allowance	$251,830	$193,280
Impaired loans with no specific allowance	151,648	94,217

Total impaired loans	$403,478	$287,497

Related allowance	$48,929	$44,418
Interest income recognized	969	112
Foregone interest	9,880	14,439

Note 6 – Allowance for Credit Losses

          The allowance for loan losses, reserve for unfunded lending commitments, and allowance for credit losses are presented below (in thousands):

	At and For the Nine Months Ended September 30,		At and For the Year Ended December 31, 2008

	2009	2008

Allowance for loan losses
Balance at beginning of period	$247,086	$126,427	$126,427
Allowance adjustment for loans sold	(4,471)	—	—
Provision for loan losses	495,211	221,679	344,069
Loans charged-off	(406,675)	(152,664)	(230,961)
Recoveries of loans previously charged off	8,385	5,306	7,551

Balance at end of period	$339,536	$200,748	$247,086

Reserve for unfunded lending commitments
Balance at beginning of year	$2,788	$2,268	$2,268
Provision for unfunded lending commitments	2,932	(16)	520

Balance at end of period	$5,720	$2,252	$2,788

Allowance for credit losses
Balance at beginning of year	$249,874	$128,695	$128,695
Allowance adjustment for loans sold	(4,471)	—	—
Provision for credit losses	498,143	221,663	344,589
Loans charged-off	(406,675)	(152,664)	(230,961)
Recoveries of loans previously charged off	8,385	5,306	7,551

Balance at end of period	$345,256	$203,000	$249,874

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 7 – Impairment of Long-Lived Assets

          During 2005, TSFG initiated plans for a “corporate campus” to meet expected current and future facility needs and serve as the primary headquarters for its banking operations. During second quarter 2009, TSFG announced its intention to market its planned campus facility for sale. The campus site contains approximately 60 acres. Two office buildings have been completed, the conference center is under construction, and ten additional building sites are available. During third quarter 2009, TSFG occupied approximately 20% of the available space in the office buildings at the campus in order to house certain of its operations that were previously located in facilities with leases expiring in 2009.

          Based on the current environment, initial estimates of value, and an 18 to 36 month marketing period, TSFG recorded an impairment charge of $15.9 million in second quarter 2009, which is included in noninterest expense. The fair value for the property was determined by estimating a range of values using limited market data on similar properties, adjusted for factors specific to TSFG’s corporate campus. In determining the impairment charge, the cost basis was reduced by the estimated net realizable value of state tax credits available to TSFG. At September 30, 2009, the carrying amount of the campus was $66.4 million. For purposes of segment reporting, the asset is included in the “Other” column in Note 18. Management will continue to monitor market conditions and offered prices, and further write-downs could be required in future periods.

          Also in second quarter 2009, TSFG recorded a $612,000 impairment loss (included in noninterest expense) from the write-down of the corporate jet. The corporate jet was sold during third quarter 2009 with no significant gain or loss on the sale.

          In addition, during the three and nine months ended September 30, 2009, TSFG recorded $746,000 and $1.6 million, respectively, in impairment losses (also included in noninterest expense) associated with vacated branches and office locations, primarily attributable to subletting office space at less than the contractual lease rate.

Note 8 – Sale of Ancillary Businesses

          During third quarter 2009, TSFG completed the sale of three ancillary businesses for a net gain of $7.2 million, which is included in noninterest income. The businesses sold were: Carolina First Bank’s merchant processing portfolio; Koss Olinger, a financial planning group; and American Pensions, Inc., a retirement plan administrator.

          The majority of the gain recognized in third quarter 2009 was related to the sale of the merchant processing portfolio; an additional deferred gain of approximately $6 million related to the sale will be recognized over the next two years. In connection with the sale of its merchant processing portfolio, TSFG entered into a marketing alliance with the acquirer for new merchant services referrals. Under this agreement, TSFG has agreed to refer its current and prospective merchant customers exclusively to the acquirer for all payment processing services. The agreement has an initial ten year term with recurring one year renewals thereafter, unless terminated by either party or notice of non-renewal is provided by either party.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 9 – Goodwill

          The following summarizes the changes in the carrying amount of goodwill related to each of TSFG’s business segments (in thousands) for the period ended September 30, 2009:

	Carolina First	Mercantile	Other	Total

Balance as of December 31, 2008
Goodwill	$203,800	$426,049	$20,361	$650,210
Accumulated impairment losses	—	(426,049)	—	(426,049)

	203,800	—	20,361	224,161
Goodwill impairment charge	—	—	(2,511)	(2,511)
Goodwill allocated to sales of ancillary businesses	(2,172)	—	(5,681)	(7,853)

Balance as of September 30, 2009
Goodwill	201,628	426,049	14,680	642,357
Accumulated impairment losses	—	(426,049)	(2,511)	(428,560)

	$201,628	$—	$12,169	$213,797

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

          At June 30, 2009, the fair value of the Carolina First reporting unit evaluated for impairment was determined primarily using discounted cash flow models based on internal forecasts (90% weighting) and, to a lesser extent, market-based trading and transaction multiples (10% weighting). More weight was given to the discounted cash flow models since market-based multiples are not considered directly comparable given the lack of a complete operational entity for each reporting unit, and based on the internal forecasts taking a longer term view of the Company’s performance. The internal forecasts included certain assumptions made by management, including expected growth rates in loans and customer funding, changes in net interest margin, credit quality trends, and the forecasted levels of other income and expense items. Forecasts were prepared for each of the next five years, with a terminal cash flow assigned to the remainder of the forecast horizon. A range of terminal growth rates ranging from 3% to 7% were applied to the terminal cash flow. Each period’s cash flow was then discounted using a range of discount rates based on the risk-free rate plus a premium based on overall stock market level of risk compared to the level of risk of our own stock. The portion of the estimated value derived from market-based trading and transaction multiples was based on a weighting of market multiples for selected peer institutions based on such metrics as book value of equity, tangible equity, assets, trailing earnings, and projected earnings. The value assigned to the reporting unit for purposes of the goodwill impairment evaluation was based on the midpoint of the range of values determined using the method outlined above. This valuation indicated that the fair value of the Carolina First reporting unit was less than its carrying value. However, Step 2 of the evaluation indicated that the implied fair value of the goodwill was greater than its carrying value, and thus no impairment charge was required as of the June 30, 2009 test date for the Carolina First banking segment.

          As TSFG, including its Carolina First reporting unit, has continued to report additional losses and other conditions have changed during third quarter 2009, TSFG performed an updated evaluation of the goodwill related to the Carolina First reporting unit as of September 30, 2009. In connection with its evaluation, TSFG engaged an independent third party to review the methodology and assumptions in Step 1 and to perform the valuation of the loan

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

portfolio and the core deposit intangible for the Carolina First banking segment for purposes of performing Step 2. (The remaining $12.2 million of goodwill for other segments is related to TSFG’s insurance operations and was not evaluated for impairment based on current operating results.) Based on changes in management’s views on its current outlook and the review by the third party, the Company lowered the terminal growth rates to a range of 2% to 4% and increased the targeted capital level allocated to the Carolina First reporting unit to reflect current industry conditions and company-specific expectations as part of its Step 1 analysis. Although the valuation with the updated assumptions continued to indicate that the fair value of the Carolina First reporting unit was less than its carrying value, Step 2 of the evaluation indicated that the implied fair value of the goodwill was greater than its carrying value at September 30, 2009, primarily due to the excess of the book value of the Carolina First loan portfolio over its fair value based on exit price, and no impairment was recorded.

          In the current environment, forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time. Management will continue to update its analysis as circumstances change, and as market conditions continue to be volatile and unpredictable, and impairment write-downs on goodwill related to TSFG’s reporting units may be necessary in future periods.

          During second quarter 2009, TSFG recorded a $2.1 million goodwill impairment charge on one of its nonbank subsidiaries (included in the Other segment) based on discounted cash flows and estimated market valuations. Also in second quarter 2009, TSFG recorded a $411,000 goodwill impairment charge in its Retirement Plan Administration reporting unit due to its decision to sell its subsidiary, American Pensions, Inc. (included in the Other segment). Both of these reporting units were sold during third quarter 2009.

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

Note 10 – Other Real Estate Owned

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Balance at beginning of period	$93,945	$18,664	$44,668	$6,467
Loans transferred in	43,847	10,430	120,106	23,882
Sales	(25,181)	(2,100)	(41,933)	(3,129)
Write-downs	(908)	(824)	(11,138)	(1,050)

Balance at end of period	$111,703	$26,170	$111,703	$26,170

Note 11 – Derivative Financial Instruments and Hedging Activities

          TSFG is exposed to certain risks arising from both its ongoing business operations and economic conditions. The Company principally manages its exposure to a wide variety of business and operational risks through management of its core business activities. TSFG manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, TSFG enters into derivative financial instruments to manage exposure that arises from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

rates. The Company’s derivative financial instruments are used to manage the differences in the amount, timing, and duration of known or expected cash receipts and known or expected cash payments, principally related to certain variable-rate loans and fixed-rate borrowings.

          The fair value of TSFG’s derivative assets and liabilities (included in other assets and other liabilities on the consolidated balance sheet) and their related notional amounts (in thousands) are presented below.

	September 30, 2009			December 31, 2008

	Fair Value		Notional Amount	Fair Value		Notional Amount

	Asset	Liability		Asset	Liability

Derivatives designated as hedging instruments under GAAP:
Cash flow hedges
Interest rate swaps associated with lending activities	$22,400	$—	$1,360,000	$48,766	$—	$1,670,000
Interest rate floor associated with lending activities	—	—	200,000	6,873	—	200,000
Fair value hedges
Interest rate swaps associated with brokered CDs	2,167	230	64,185	2,491	1,376	220,352

Total derivatives designated as hedging instruments under GAAP	$24,567	$230	$1,624,185	$58,130	$1,376	$2,090,352

Derivatives not designated as hedging instruments under GAAP:
Interest rate swaps	$3,373	$335	$88,000	$-	$1,232	$10,000
Forward foreign currency contracts	325	325	4,777	1,660	1,660	11,063
Customer swap contracts	32,758	33,952	1,031,479	44,067	44,882	984,897
Options, interest rate swaps and other	431	440	116,685	3,481	3,420	152,243

Total derivatives not designated as hedging instruments under GAAP	$36,887	$35,052	$1,240,941	$49,208	$51,194	$1,158,203

Total derivatives	$61,454	$35,282	$2,865,126	$107,338	$52,570	$3,248,555

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

          The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash inflows associated with existing pools of prime and LIBOR-based loan assets. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2009, the Company recognized a loss of $60,000 and $156,000 respectively, for hedge ineffectiveness attributable to a mismatch between the swap notional and the aggregate principal amount of the designated loan pools. In addition, certain swaps failed to qualify for hedge accounting due to this mismatch; accordingly, the change in fair value of these swaps during the three and nine months ended September 30, 2009 of $799,000 and $2.0 million, respectively, have been recognized directly in earnings as a loss. The fair value of these swaps at September 30, 2009 and the change in fair value during the three and nine months ended September 30, 2009 are disclosed under the sections entitled “Derivatives Not Designated as Hedging Instruments” throughout this footnote. No hedge ineffectiveness was recognized during the three and nine months ended September 30, 2008.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

          Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. During the three and nine months ended September 30, 2009, the Company accelerated the reclassification of an unrealized gain in accumulated other comprehensive income of $558,000 and $3.2 million, respectively, to earnings as a result of the hedged forecasted transactions becoming probable not to occur. During the next twelve months, the Company estimates that $19.8 million will be reclassified as an increase to interest income. With respect to cash flow hedges, forecasted transactions are being hedged through 2012.

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

          For derivatives that are designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three and nine months ended September 30, 2009, the Company recognized a gain of $293,000 and $172,000, respectively, related to hedge ineffectiveness and amounts excluded from effectiveness testing. The net impact of the Company’s fair value hedges to interest expense for the three and nine months ended September 30, 2009, which includes net settlements on the derivatives and any amortization of the basis adjustment in the hedged items, was a reduction to interest expense of $494,000 and $3.0 million, respectively.

     Non-designated Hedges

          Derivatives not designated as hedges are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements under GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2009, the Company had three outstanding derivatives with a notional of $85 million that failed to qualify for hedge accounting.

          Additionally, TSFG offers programs that permit its customers to hedge various risks, including fluctuations in interest rates and foreign exchange rates. Through these programs, derivative contracts are executed between the customers and TSFG. Offsetting contracts are executed between TSFG and selected third parties to hedge market risk created through the customer contracts. In most cases, the interest rates on the third party contracts are identical to the interest rates on the customer contracts. As a result, the change in fair value of the customer contracts will generally be offset by the change in fair value of the related third-party contracts, with the exception of any credit valuation adjustments that may be recorded. Customer contracts are frequently interest rate swaps in conjunction with floating rate loans to achieve fixed rate financing and foreign exchange forward contracts to manage currency risk associated with non-dollar denominated transactions.

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

     Effect of Derivative Instruments on the Consolidated Statements of Operations

          The effect of derivative instruments on the consolidated statements of operations is presented in the tables below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Derivatives in Cash Flow Hedging Relationships
Interest rate swaps associated with lending activities:
Amount of gain recognized in OCI	$2,892	$5,545	$7,430	$15,544
Amount of gain reclassified from accumulated OCI to interest income (effective portion)	8,580	5,766	27,506	14,564
Amount of gain reclassified from accumulated OCI to gain/loss on certain derivative activities (effective portion)	—	—	2,618	—
Amount of loss recognized in gain/loss on certain derivative activities (ineffective portion and amount excluded from effectiveness testing)	(60)	—	(156)	—
Interest rate floor associated with lending activities:
Amount of gain recognized in OCI	152	1,728	716	5,177
Amount of gain reclassified from accumulated OCI to interest income (effective portion)	2,007	1,406	6,532	3,524
Amount of gain recognized in gain/loss on certain derivative activities (ineffective portion and amount excluded from effectiveness testing)	293	—	293	—

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Derivatives in Fair Value Hedging Relationships
Interest rate swaps associated with brokered CDs:
Amount of gain (loss) recognized in gain on certain derivative activities on derivative	$1,787	$(1,460)	$1,810	$3,453
Amount of gain (loss) recognized in gain on certain derivative activities on hedged item	(1,494)	1,398	(1,638)	(2,961)

Derivatives Not Designated as Hedging Instruments		Amount of Gain (Loss) Recognized in Income on Derivative

	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,

		2009	2008	2009	2008

Interest rate swaps	Gain (loss) on certain derivative activities	$1,075	$(108)	$943	$(349)
Customer swaps	Other noninterest income	(556)	991	263	3,229
Customer swaps	Gain (loss) on certain derivative activities	—	(30)	—	(106)
Mortgage contracts	Mortgage banking income	12	(42)	(18)	208
Other contracts	Gain (loss) on certain derivative activities	(4)	1	(53)	12

		$527	$812	$1,135	$2,994

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

          Furthermore, certain of TSFG’s derivative instruments contain provisions that require the Company to maintain its status as a well / adequately capitalized institution and/or the Company’s debt to maintain a certain credit rating from one or more of the major credit rating agencies. These provisions enable the counterparties to the derivative instruments to request immediate payment or require TSFG to post additional collateral.

          As of September 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $18.4 million. As of September 30, 2009 the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $22.7 million. Since the Company was in violation of certain debt rating provisions at September 30, 2009, it could have been required to settle its obligations under the agreements at the termination value ($18.4 million) and could have been required to post additional collateral with the respective counterparty (up to $3.4 million).

          Subsequent to quarter-end, one of TSFG’s counterparties exercised its option to terminate derivatives with a notional amount of $282.9 million pursuant to the credit downgrade trigger mentioned above. The net fair value of these derivatives was a liability of $483,000 at September 30, 2009. As a result of this termination, certain of TSFG’s customer hedges are no longer offset by third-party hedges.

Note 12 – Commitments and Contingent Liabilities

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

          In March 2009, Carolina First Bank was named as a defendant in a complaint filed in the In re Louis J. Pearlman bankruptcy pending in the United States Bankruptcy Court, Middle District of Florida, Orlando Division. The complaint seeks, among other things, to avoid certain fraudulent transfers Carolina First Bank allegedly received and alleges approximately $24 million in compensatory damages, plus punitive damages. TSFG intends to vigorously defend the allegations and has moved to dismiss the complaint, or in the alternative, for a more definite statement. In April 2009, Bank of America, Fifth Third Bank, Carolina First Bank, Sun Trust Bank, and Dun & Bradstreet, Inc. were named as defendants in a complaint captioned Elizabeth Groom, et. al v. Bank of America, et. al, which is pending in the United States District Court for the Middle District of Florida. The Groom complaint seeks unspecified damages relating to individual investor losses resulting from a “Ponzi scheme” allegedly orchestrated by Louis J. Pearlman over a period spanning several decades. TSFG intends to vigorously defend the allegations and has moved to dismiss the complaint, or in the alternative, for a more definite statement. In August 2009, Carolina First Bank was named as a defendant in a complaint filed in federal court in Minnesota by American Bank of St. Paul. In the complaint, which seeks damages of $36 million, American Bank of St. Paul alleges that it is the servicing bank for itself and twenty-six participant banks regarding a loan made to Pearlman/related entities which paid off the Carolina First Bank loan. TSFG intends to vigorously defend the allegations and has moved to dismiss the complaint.

          While the Company believes it has meritorious defenses against these three suits, the ultimate resolution of these matters could result in a loss in excess of the amount accrued. An adverse resolution of these matters could be material to TSFG’s financial position and/or results of operations.

Recourse Reserve

          As part of its 2004 acquisition of Florida Banks, Inc. (“Florida Banks”), TSFG acquired a recourse reserve associated with loans previously sold from Florida Banks’ wholesale mortgage operation. This recourse requires the

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

repurchase of loans at par plus accrued interest from the buyer, upon the occurrence of certain events. At September 30, 2009, the estimated recourse reserve liability, included in other liabilities, totaled $6.0 million. TSFG will continue to evaluate the reserve level and may make adjustments through earnings as more information becomes known. There can be no guarantee that any liability or cost arising out of this matter will not exceed any established reserves.

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

	Outstanding Commitments

	September 30, 2009	December 31, 2008

Loan commitments:
Commercial, industrial, and other	$1,198,167	$1,296,635
Commercial owner-occupied and commercial real estate	166,024	324,360
Home equity loans	433,760	477,777

Total loan commitments	1,797,951	2,098,772
Standby letters of credit	204,513	213,960
Documentary letters of credit	1,774	941
Unused business credit card lines	32,009	33,836

Total	$2,036,247	$2,347,509

Note 13 – Preferred Stock

          In January 2009, 48,674 shares of Series 2008 mandatorily convertible preferred stock were converted into approximately 10.0 million common shares, which included 2.5 million shares (valued at $6.5 million) issued as an inducement to convert.

          In June 2009, as an inducement to convert preferred shares to common shares, TSFG exchanged 94,500 shares of Series 2008ND-V and Series 2008 ND-NV mandatorily convertible preferred stock for 94,500 shares of a new series of mandatorily convertible preferred stock (“Series 2009-A”) with a liquidation preference of $1,000 per share. The conversion rights of the Series 2009-A were voted upon and approved at a special shareholders’ meeting on September 11, 2009. As a result, on September 14, 2009, 94,500 shares of Series 2009-A automatically converted into 24.0 million common shares, which included 9.4 million shares (valued at $14.0 million) issued as an inducement to convert.

          Also in September 2009, 90,876 shares of Series 2008 mandatorily convertible preferred stock were converted into approximately 20.9 million common shares, which included 6.9 million shares (valued at $11.9 million) issued as an inducement to convert, in connection with TSFG’s public exchange offer.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

          For the three and nine months ended September 30, 2009, TSFG recorded $11.9 million and $32.4 million, respectively, as deemed dividends resulting from induced conversions in the computation of net income available to common shareholders.

          All preferred shares outstanding are in parity to each other and rank senior to common shares both as to dividend and liquidation preferences. The following is a summary of TSFG’s preferred stock at and for the nine months ended September 30, 2009:

	Shares				Carrying Value at September 30, 2009 ($000s)

	Balance, December 31, 2008	Exchanged	Converted to Common Shares	Balance, September 30, 2009

Series 2008ND-V	51,341	(21,852)	(29,489)	—	$—
Series 2008ND-NV	177,639	(72,648)	(104,991)	—	—
Series 2008D-V	2,248	—	(1,200)	1,048	1,048
Series 2008D-NV	7,472	—	(3,870)	3,602	3,602
Series 2009-A	—	94,500	(94,500)	—	—

Mandatorily convertible preferred stock	238,700	—	(234,050)	4,650	4,650

Series 2008-T	347,000	—	—	347,000	347,000
Less discount originally attributable to the Warrant issued to the Treasury Department, net of accretion	—	—	—	—	(16,750)

Series 2008-T, net	347,000	—	—	347,000	330,250

Total preferred stock	585,700	—	(234,050)	351,650	$334,900

Note 14 – Common Stock

          On March 5, 2009, TSFG filed a “universal shelf” registration statement registering up to $750.0 million of securities to provide additional flexibility in managing capital levels, both in terms of debt and equity. On June 24, 2009, TSFG completed a common stock offering, selling 75 million shares at a gross offering price of $1.00 per share. In July 2009, TSFG sold an additional 10 million shares at $1.00 per share pursuant to the exercise in full of the underwriters’ over-allotment option. The common stock offerings generated proceeds to TSFG of $79.7 million for the nine months ended September 30, 2009, net of issuance costs for underwriting and expenses. TSFG used the net proceeds to increase the capital at TSFG’s subsidiary bank.

          On September 11, 2009, TSFG held a special meeting of shareholders at which an amendment to the Articles of Incorporation was approved to increase the number of authorized shares of common stock from 200 million to 325 million.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 15 – Average Share Information

          The following is a summary of the basic and diluted average common shares outstanding and loss per share calculations (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Net loss available to common shareholders (numerator)	$(340,755)	$(31,212)	$(543,051)	$(249,413)
Basic
Average common shares outstanding (denominator)	174,426,381	72,755,480	116,216,551	72,605,990
Loss per share	$(1.95)	$(0.43)	$(4.67)	$(3.44)
Diluted
Average common shares outstanding	174,426,381	72,755,480	116,216,551	72,605,990
Average dilutive potential common shares	—	—	—	—

Average diluted shares outstanding (denominator)	174,426,381	72,755,480	116,216,551	72,605,990

Loss per share	$(1.95)	$(0.43)	$(4.67)	$(3.44)

          For the three and nine months ended September 30, 2009, 54,892 shares of common stock related to the conversion of mandatorily convertible preferred stock were included in average basic and diluted shares only for the period during which the shares were outstanding. For the three and nine months ended September 30, 2009, options to purchase an additional 3.9 million shares of common stock were outstanding but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. Also excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2009, because of their antidilutive effect, were 715,000 shares of common stock related to mandatorily convertible preferred stock, 10.1 million shares of common stock related to warrants, and 279,000 shares of common stock related to restricted stock and restricted stock units granted under equity incentive programs.

          For the three and nine months ended September 30, 2008, options to purchase an additional 4.8 million shares of common stock were outstanding but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. Also excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2008, because of their antidilutive effect, were 38.3 million shares of common stock related to mandatorily convertible preferred stock and 873,000 shares of common stock related to restricted stock and restricted stock units granted under equity incentive programs.

Note 16 – Fair Value Disclosures

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

•

Level 2 – Valuations are based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Valuations are obtained from third party pricing services for similar assets or liabilities. This category generally includes U.S. government agencies, agency mortgage-backed debt securities, private-label mortgage-backed debt securities, state and municipal bonds, and certain derivative contracts.

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

          Securities Available for Sale. Where quoted market prices are available in an active market, securities are valued at the last traded price by obtaining feeds from a number of live data sources including active market makers and inter-dealer brokers. These securities are classified as Level 1 within the valuation hierarchy and include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets. If quoted market prices are not available, fair values are estimated by using bid prices and quoted prices of pools or tranches of securities with similar characteristics. These types of securities are classified as Level 2 within the valuation hierarchy and generally include U.S. government agencies, agency mortgage-backed debt securities, private-label mortgage-backed debt securities, and state and municipal bonds. In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 with the valuation hierarchy. TSFG’s primary Level 3 security is FHLB stock.

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

          The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2009

	Total	Level 1	Level 2	Level 3

Securities available for sale:
U.S. Treasury	$2,058	$2,058	$—	$—
U.S. Government agencies	95,224	77,156	18,068	—
Agency mortgage-backed securities	1,688,201	—	1,688,201	—
Private label mortgage-backed securities	9,112	—	9,112	—
State and municipals	223,948	—	223,648	300
Other investments	60,851	1,357	457	59,037

Total securities available for sale	2,079,394	80,571	1,939,486	59,337
Derivative assets	61,454	—	57,517	3,937

Total	$2,140,848	$80,571	$1,997,003	$63,274

Derivative liabilities	$35,282	$—	$34,909	$373

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2008

	Total	Level 1	Level 2	Level 3

Securities available for sale	$2,107,194	$155,938	$1,915,154	$36,102
Mortgage loans held for sale	14,681	—	14,681	—
Derivative assets	107,338	—	103,998	3,340

Total	$2,229,213	$155,938	$2,033,833	$39,442

Derivative liabilities	$52,570	$—	$48,820	$3,750

          The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009

	Securities available for sale	Net derivative assets (liabilities)	Securities available for sale	Net derivative assets (liabilities)

Balance, beginning of period	$59,337	$223	$36,102	$(410)
Total net gains (losses) included in net income	—	792	—	1,425
Purchases, sales, issuances and settlements, net	—	—	23,235	—
Transfers into Level 3	—	2,549	—	2,549

Balance, end of period	$59,337	$3,564	$59,337	$3,564

Net gains (losses) included in net income relating to assets/liabilities held at period-end	$—	$792	$—	$1,425

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008

	Securities available for sale	Net derivative assets (liabilities)	Securities available for sale	Net derivative assets (liabilities)

Balance, beginning of period	$40,191	$2,028	$37,735	$370
Total net gains (losses) included in net income	—	(2,008)	—	(350)
Purchases, sales, issuances and settlements, net	(637)	—	1,819	—
Transfers into Level 3	—	1,602	—	1,602

Balance, end of period	$39,554	$1,622	$39,554	$1,622

Net gains (losses) included in net income relating to assets/liabilities held at period-end	$—	$(2,008)	$—	$(350)

          For the three and nine months ended September 30, 2009, the gains in the table above were included in noninterest income, specifically gain on certain derivative activities (a gain of $780,000 and $1.4 million, respectively) and mortgage banking income (a gain of $12,000 and $48,000, respectively). For the three and nine months ended September 30, 2008, the losses of $2.0 million and $350,000, respectively, were included in gain/loss on certain derivative activities.

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

					Total gains (losses)
	Carrying value at period end				Three months ended	Nine months ended

	Total	Level 1	Level 2	Level 3

September 30, 2009
Loans held for investment	$260,308	$—	$—	$260,308	$(52,436)	$(120,969)
Loans held for sale	395	—	395	—	(8)	(8)
Long lived assets	66,391	—	—	66,391	—	(15,900)
Other real estate owned	81,935	—	—	81,935	(10,795)	(60,191)
Private equity investments	4,605	—	—	4,605	(376)	(3,655)
Auction rate preferred securities	5,724	—	—	5,724	—	(676)

					$(63,615)	$(201,399)

September 30, 2008
Loans held for investment	$168,107	$—	$—	$168,107	$(30,599)	$(65,125)
Loans held for sale	23,241			23,241	(20,617)	(22,520)

					$(51,216)	$(87,645)

          The valuation techniques for the items in the table above are as follows:

          Loans held for investment. Impaired loans are evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, a loan’s observable market value or the fair value of the collateral if the loan is collateral dependent. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from the requirements of FASB ASC 820-10. Impaired loans measured by applying the practical expedient are included in the requirements of FASB ASC 820-10. Under the practical expedient, TSFG measures the fair value of collateral dependent impaired loans based on the fair value of the collateral securing these loans. These measurements are classified as Level 3 within the valuation hierarchy. Substantially all impaired loans are secured by real estate. The fair value of this real estate is generally determined based upon appraisals performed by a certified or licensed appraiser using inputs such as absorption rates, capitalization rates, and comparables. Management also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals such as changes in absorption rates or market conditions from the time of valuation. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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

          Private equity investments. The fair values of TSFG’s investments in privately held limited partnerships, corporations and LLCs are not readily available. TSFG evaluates these investments quarterly for impairment based on information available, which may include the investee’s ability to generate cash through its operations or obtain alternative financing, and subjective factors. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of the investments; as a result, private equity investments subjected to nonrecurring fair value adjustments are classified as Level 3.

          Auction rate preferred securities. Nonrecurring fair value adjustments on auction rate preferred securities reflect impairment write-downs. The valuation of these securities requires significant management judgment due to illiquidity in the market; as a result, auction rate preferred securities subjected to nonrecurring fair value adjustments are classified as Level 3.

     Fair Value Option

          Effective second quarter 2009, TSFG elected to discontinue its use of the fair value option on new production of mortgage loans held for sale. This change corresponds to TSFG’s decision to no longer sell mortgage loans on a pooled basis. During the three and nine months ended September 30, 2009, changes in fair value of these loans resulted in a net loss of $0 and $91,000, respectively, which were recorded in mortgage banking income. These changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

     FASB ASC 825-10, Disclosures about Fair Value of Financial Instruments

          FASB ASC 825-10, “Financial Instruments,” requires disclosure of fair value information, whether or not recognized in the statement of financial position, when it is practical to estimate the fair value. The standard defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations, which require the exchange of cash, or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including TSFG’s common stock, premises and equipment, accrued interest receivable and payable, and other assets and liabilities.

          The methodologies used to determine fair value for securities, mortgage loans held for sale, derivative assets and liabilities, impaired loans held for investment, and other loans held for sale for which the fair value option has not been elected are disclosed elsewhere in this footnote. Fair value approximates book value for cash and due from banks and interest-bearing bank balances due to the short-term nature of the instrument. Fair value for loans held for investment which are not impaired is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations reflect approximate current market rates offered for similar types of loans, adjustments that take into account the credit quality of the loan portfolio and the underlying collateral, and illiquidity in the market. Loan commitments and letters of credit, which are off-balance-sheet financial instruments, are short-term and typically based on current market rates; therefore, the fair values of these items are not included in the following table.

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

	September 30, 2009		December 31, 2008

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and due from banks	$418,585	$418,585	$292,219	$292,219
Interest-bearing bank balances	124	124	166	166
Securities available for sale	2,079,394	2,079,394	2,107,194	2,107,194
Securities held to maturity	138,277	140,514	22,709	23,048
Net loans	8,542,769	7,687,719	9,975,949	9,494,197
Derivative assets	61,454	61,454	107,338	107,338

Financial Liabilities
Deposits	9,488,788	9,535,088	9,405,717	9,487,817
Short-term borrowings	288,751	288,569	1,626,374	1,626,025
Long-term debt	1,126,393	1,029,741	707,769	705,504
Derivative liabilities	35,282	35,282	52,570	52,570

Note 17 – Income Taxes

          Income tax expense as a percentage of pretax loss was (61.6)% and (2.9)%, respectively, for the three and nine months ended September 30, 2009. Income tax expense differed from the amount computed by applying TSFG’s statutory U.S. federal income tax rate of 35% to pretax loss for the three and nine months ended September 30, 2009 primarily due to the deferred tax asset valuation allowance recorded during the third quarter. The income tax benefit as a percentage of pretax loss was 54.2% and 18.6%, respectively, for the three and nine months ended September 30, 2008. Income tax benefit differed from the amount computed by applying TSFG’s statutory U.S. federal income tax rate of 35% to pretax income for the three and nine months ended September 30, 2008 primarily as a result of the impact of the nondeductible goodwill impairment, other nontaxable and nondeductible items, and changes in income projections.

          For the quarter ended September 30, 2009, TSFG completed an analysis of whether a valuation allowance should be recorded against its deferred tax assets. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During third quarter 2009, the estimated realization period for the deferred tax asset based on forecasts of future earnings extended further into the 20-year carryforward period compared to the realization period forecasted in second quarter 2009. This extended realization period, combined with the objective evidence of a three-year cumulative loss position and continued near-term losses represent significant negative evidence that caused the Company to conclude that a $200.1 million increase to the deferred tax valuation allowance was required at September 30, 2009. The increase in the valuation allowance was recorded through an adjustment to the estimated annual effective tax rate. To the extent that TSFG generates taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense. Any remaining deferred tax asset valuation allowance will ultimately reverse through income tax expense when TSFG can demonstrate a sustainable return to profitability that would lead management to conclude that it is more likely than not that the deferred tax asset will be utilized during the 20-year carryforward period.

          At September 30, 2009, TSFG had federal income tax net operating loss (NOL) carryforwards of approximately $298 million that originated in 2009 and will expire in 2029. The ability of TSFG to utilize NOL carryforwards to reduce future federal taxable income and the federal income tax liability of the Company is subject to various limitations under Section 382 of the Internal Revenue Code of 1986, as amended. The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the issuance or exercise of

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

rights to acquire stock, the purchase or sale of stock by 5% stockholders, as defined in the Treasury regulations, and the offering of stock by TSFG during any three-year period resulting in an aggregate change of more than 50% in the beneficial ownership of TSFG. As of September 30, 2009, we do not believe that an ownership change has occurred. Future equity transactions by TSFG or by 5% stockholders (including transactions beyond our control) could cause a Section 382 ownership change and therefore a limitation on the annual utilization of NOLs.

          In the event of an ownership change (as defined for income tax purposes), Section 382 of the Code imposes an annual limitation on the amount of a corporation’s taxable income that can be offset by these carryforwards. The limitation is generally equal to the product of (i) the fair market value of the equity of the company multiplied by (ii) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an ownership change occurs. In addition, the limitation is increased if there are unrecognized built-in losses on the balance sheet prior to a change in ownership.

Note 18 – Business Segments

          TSFG’s banking subsidiary Carolina First Bank conducts banking operations in South Carolina and North Carolina (as Carolina First) and in Florida (as Mercantile). Carolina First and Mercantile are TSFG’s primary reportable segments for management financial reporting. This business segment structure along geographic lines is consistent with the way management internally reviews financial information and allocates resources. Each geographic bank segment consists of commercial and consumer lending and full service branches in its geographic region with its own management team. The branches provide a full range of traditional banking products as well as treasury services, wealth management and mortgage banking services. The “Other” column includes the investment securities portfolio, indirect lending, treasury, parent company activities, bank-owned life insurance, net intercompany eliminations, various nonbank subsidiaries (including insurance), equity investments, and certain other activities not currently allocated to the aforementioned segments.

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

	Carolina First	Mercantile	Other	Total

Three Months Ended September 30, 2009
Net interest income before inter-segment income (expense)	$42,696	$19,931	$17,411	$80,038
Inter-segment interest income (expense)	3,304	9,306	(12,610)	—

Net interest income	46,000	29,237	4,801	80,038
Provision for credit losses (1)	73,901	105,704	44,574	224,179
Noninterest income	13,659	6,050	13,761	33,470
Other noninterest expenses - direct (2)	27,922	22,212	39,395	89,529

Contribution before allocation	(42,164)	(92,629)	(65,407)	(200,200)
Noninterest expenses - allocated (3)	21,849	12,718	(34,567)	—

Contribution before income taxes	$(64,013)	$(105,347)	$(30,840)	(200,200)

Income tax expense				123,304

Net loss				$(323,504)

Nine Months Ended September 30, 2009
Net interest income before inter-segment income (expense)	$123,960	$58,635	$68,391	$250,986
Inter-segment interest income (expense)	17,158	32,565	(49,723)	—

Net interest income	141,118	91,200	18,668	250,986
Provision for credit losses (1)	192,474	240,518	65,151	498,143
Noninterest income	40,394	17,332	31,757	89,483
Goodwill impairment	—	—	2,511	2,511
Other noninterest expenses - direct (2)	90,731	79,146	143,570	313,447

Contribution before allocation	(101,693)	(211,132)	(160,807)	(473,632)
Noninterest expenses - allocated (3)	67,766	36,543	(104,309)	—

Contribution before income taxes	$(169,459)	$(247,675)	$(56,498)	(473,632)

Income tax expense				13,951

Net loss				$(487,583)

September 30, 2009
Total assets	$5,417,655	$3,037,029	$3,846,108	$12,300,792
Total loans held for investment	5,144,093	3,026,816	703,325	8,874,234
Total deposits	4,191,004	3,156,611	2,141,173	9,488,788

(1)	In 2009, TSFG began allocating provision expense using an expected loss methodology. Prior periods reflect a more general allocation.

(2)	Noninterest expenses – direct include the direct costs of the segment’s operations such as facilities, personnel, and other operating expenses.

(3)

Noninterest expenses – allocated includes expenses not directly attributable to the segments, such as information services, operations, human resources, accounting, finance, treasury, and corporate incentive plans.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

	Carolina First	Mercantile	Other	Total

Three Months Ended September 30, 2008
Net interest income before inter-segment income (expense)	$53,567	$30,409	$11,643	$95,619
Inter-segment interest income (expense)	(543)	799	(256)	—

Net interest income	53,024	31,208	11,387	95,619
Provision for credit losses (1)	23,143	53,222	8,243	84,608
Noninterest income	15,210	7,255	6,200	28,665
Other noninterest expenses - direct (2)	23,791	19,143	51,223	94,157

Contribution before allocation	21,300	(33,902)	(41,879)	(54,481)
Noninterest expenses - allocated (3)	22,393	14,731	(37,124)	—

Contribution before income taxes	$(1,093)	$(48,633)	$(4,755)	(54,481)

Income tax benefit				(29,526)

Net loss				$(24,955)

Nine Months Ended September 30, 2008
Net interest income before inter-segment income (expense)	$161,813	$98,785	$27,932	$288,530
Inter-segment interest income (expense)	2,920	1,625	(4,545)	—

Net interest income	164,733	100,410	23,387	288,530
Provision for credit losses (1)	53,409	150,846	17,408	221,663
Noninterest income	43,924	22,128	25,903	91,955
Goodwill impairment	—	188,431	—	188,431
Other noninterest expenses - direct (2)	69,948	52,124	139,637	261,709

Contribution before allocation	85,300	(268,863)	(107,755)	(291,318)
Noninterest expenses - allocated (3)	67,493	44,755	(112,248)	—

Contribution before income taxes	$17,807	$(313,618)	$4,493	(291,318)

Income tax benefit				(54,139)

Net loss				$(237,179)

September 30, 2008
Total assets	$6,011,088	$3,833,211	$3,850,879	$13,695,178
Total loans held for investment	5,732,767	3,541,870	1,025,003	10,299,640
Total deposits	4,318,466	3,052,716	2,637,626	10,008,808

(1)	In 2009, TSFG began allocating provision expense using an expected loss methodology. Prior periods reflect a more general allocation.

(2)	Noninterest expenses – direct include the direct costs of the segment’s operations such as facilities, personnel, and other operating expenses.

(3)

Noninterest expenses – allocated includes expenses not directly attributable to the segments, such as information services, operations, human resources, accounting, finance, treasury, and corporate incentive plans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis are presented to assist in understanding the financial condition, changes in financial condition, results of operations, and cash flows of The South Financial Group, Inc. and its subsidiaries (collectively, “TSFG”), except where the context requires otherwise. TSFG may also be referred to herein as “we”, “us”, or “our.” This discussion should be read in conjunction with the consolidated financial statements appearing in this report as well as TSFG’s Annual Report on Form 10-K for the year ended December 31, 2008. Results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results that may be attained for any other period.

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

•	any potential participation in one or more governmental capital programs such as the U.S. Treasury’s Capital Assistance Program (“CAP”);

•	additional losses in our loan portfolio and ability to mitigate credit issues in our loan portfolio;

•	continuation or worsening of current recessionary conditions, as well as continued turmoil in the financial markets;

•	continued volatility and deterioration of the capital and credit markets;

•	ability to maintain required capital levels (including whether or not existing dividends are paid or suspended) and adequate sources of funding and liquidity;

•	deposit growth, change in the mix or type of deposit products, and cost of deposits;

•

loss of deposits due to perceived financial weakness or otherwise, including as a result of the decision of the Federal Deposit Insurance Corporation (“FDIC”) whether or not to renew its Transaction Account Guarantee Program after its scheduled termination on June 30, 2010;

•	rating agency action such as a ratings downgrade;

•

continued weakness in the real estate market, including the markets for commercial and residential real estate, which may affect, among other things, the level of nonperforming assets, charge-offs, and provision expense;

•	continued weakness or further deterioration in the residential real estate markets in South Carolina, western North Carolina, and larger markets in Florida, in which our loans are concentrated;

•	risks inherent in making loans including repayment risks and changes in the value of collateral, and our ability to manage such risks;

•	loan growth, loan sales, the adequacy of the allowance for credit losses, provision for credit losses, and the assessment of problem loans (including loans acquired via acquisition);

•	risks incurred as a result of trading, clearing, counterparty, or other relationships;

•	changes in interest rates, shape of the yield curve, deposit rates, the net interest margin, and funding sources;

•	market risk (including net interest income at risk analysis and economic value of equity risk analysis) and inflation;

•	changes in accounting policies and practices;

•	the ability of our internal controls and procedures to prevent acts intended to defraud, misappropriate assets, or circumvent applicable law or our system of controls;

•	risks associated with potential interruptions or breaches with respect to our information systems;

•	the exposure of our business to hurricanes and other natural disasters;

•	ability to redeem the Series 2008-T Preferred Stock and the warrant sold to the U.S. Treasury;

•	competition in the banking industry and demand for our products and services;

•	changes in the financial performance and/or condition of the borrowers of the subsidiary bank, Carolina First Bank;

•	increases in FDIC premiums due to market developments and regulatory changes;

•	level, composition, and repricing characteristics of the securities portfolio;

•	fluctuations in consumer spending;

•	increased competition in our markets;

•	income and expense projections, ability to control expenses, and expense reduction initiatives;

•	changes in the compensation, benefit, and incentive plans, including compensation accruals;

•	risks associated with income taxes, including the potential for adverse adjustments and the inability to reverse valuation allowances on deferred tax assets;

•

acquisitions, greater than expected deposit attrition or customer loss, inaccuracy of related cost savings estimates, inaccuracy of estimates of financial results, and unanticipated integration issues;

•	valuation of goodwill and intangibles and any potential future impairment;

•	significant delay or inability to execute strategic initiatives designed to grow revenues;

•	changes in management’s assessment of and strategies for lines of business, asset, and deposit categories;

•	changes in the evaluation of the effectiveness of our hedging strategies or access to derivative instruments; and

•	changes, costs, and effects of litigation and environmental remediation.

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

Overview

          The South Financial Group is a bank holding company, headquartered in Greenville, South Carolina, with $12.3 billion in total assets and 177 branch offices in South Carolina, Florida, and North Carolina at September 30, 2009. Founded in 1986, TSFG focuses on Southeastern banking markets, which have historically experienced long-term growth. TSFG operates Carolina First Bank, which conducts banking operations in North Carolina and South Carolina (as Carolina First), in Florida (as Mercantile), and on the Internet (as Bank Caroline). At September 30, 2009, approximately 45% of TSFG’s customer deposits were in South Carolina, 43% were in Florida, and 12% were in North Carolina.

          TSFG targets small business, middle market companies and retail consumers. TSFG strives to combine personalized customer service and local decision-making, typical of community banks, with a full range of financial services normally found at larger regional institutions.

          TSFG reported a net loss available to common shareholders of $543.1 million, or $(4.67) per diluted share, for the first nine months of 2009, primarily attributable to a $200.1 million charge related to recording a deferred tax asset valuation allowance and higher credit and related costs. For the first nine months of 2008, TSFG reported a net loss available to common shareholders of $249.4 million, or $(3.44) per diluted share, which included a goodwill impairment charge of $188.4 million resulting from a decrease in expected cash flows of the Mercantile banking segment. The following is a summary of the consolidated statements of operations (in thousands, except per share data):

	Nine Months Ended September 30,		Increase (Decrease)
	2009	2008
Net interest income	$250,986	$288,530	$(37,544)
Provision for credit losses	498,143	221,663	276,480
Noninterest income	89,483	91,955	(2,472)
Noninterest expenses	315,958	450,140	(134,182)
Income tax expense (benefit)	13,951	(54,139)	68,090
Net loss	(487,583)	(237,179)	(250,404)
Preferred stock dividends and other	(55,468)	(12,234)	(43,234)
Net loss available to common shareholders	$(543,051)	$(249,413)	$(293,638)
Loss per common share, diluted	$(4.67)	$(3.44)	$(1.23)

          At September 30, 2009, nonperforming assets as a percentage of loans and foreclosed property increased to 6.05% from 4.04% at December 31, 2008 and 2.81% at September 30, 2008. The increase in nonperforming assets was primarily attributable to continued deterioration in residential construction and development-related loans (which are included in commercial real estate loans). For the nine months ended September 30, 2009, annualized net loan charge-offs totaled 5.48% of average loans held for investment, compared to 1.90% for the nine months ended September 30, 2008. TSFG’s provision for credit losses increased to $498.1 million for the first nine months of 2009 from $221.7 million for the nine months ended September 30, 2008.

          At September 30, 2009, TSFG evaluated the expected realization of its deferred tax assets totaling $207.4 million (against which a valuation allowance of $3.7 million related to federal capital losses and South Carolina non-bank net operating losses had already been recorded), primarily comprised of future tax benefits associated with the allowance for loan losses and net operating loss carryforwards, and concluded that a $200.1 million increase to the valuation allowance was required. This non-cash charge was included in income tax expense during third quarter 2009.

          In June 2009, TSFG announced a capital plan (the “Capital Plan”) to bolster its common equity to cover the losses associated with a “more adverse” credit scenario used by the U.S. government in its recently completed supervisory capital assessment program (“SCAP”) for the country’s 19 largest bank holding companies. This plan is substantially complete. In connection with this plan, TSFG issued $85 million of common equity in a public offering (with net proceeds of $79.7 million) and converted $90.9 million of Series 2008 Convertible Preferred Stock into 20.9 million common shares (including 6.9 million shares valued at $11.9 million as an inducement to convert). TSFG also exchanged $94.5 million of the Series 2008 Convertible Preferred Stock for a new series of preferred stock, Series 2009-A Convertible Preferred Stock, which automatically converted into 24.0 million common shares (including 9.4 million shares valued at $14.0 million as an inducement to convert) upon shareholder approval on September 11, 2009. In addition, TSFG sold ancillary businesses (which added approximately $16 million to tangible common equity) and reduced its assets during second and third quarters 2009, partly by sales of indirect auto loans and shared national credits. During the first nine months of 2009, TSFG contributed $195 million to its subsidiary bank to increase its capital.

          For the first nine months of 2009, preferred stock dividends included $32.4 million treated as deemed dividends to preferred shareholders resulting from induced conversion of $234.1 million of preferred stock into common shares.

          At September 30, 2009, all regulatory capital ratios exceeded well-capitalized minimums. TSFG’s tangible equity to tangible asset ratio decreased to 8.02% at September 30, 2009, from 10.29% at December 31, 2008 primarily due to net losses in the first nine months of 2009, partially offset by proceeds from the common stock offering and lower total assets. Tangible common equity to tangible assets was 5.25% at September 30, 2009, compared to 6.07% at June 30, 2009 and 6.05% at December 31, 2008. The common stock offering, lower total assets, and the conversion of $234.1 million of the Series 2008 and Series 2009-A Convertible Preferred Stock partially offset the impact of our net loss and dividends for the first nine months of 2009.

          Tax-equivalent net interest income was $254.4 million for the first nine months of 2009, compared to $292.6 million for the first nine months of 2008. The net interest margin decreased to 2.90% for the first nine months of 2009 from 3.13% for the first nine months of 2008, primarily due to yields on earning assets declining more than funding costs, increased nonperforming asset levels, and higher interest reversals for nonperforming loans. The net interest margin decreased to 2.93% for third quarter 2009, down 3 basis points from 2.96% for second quarter 2009 as TSFG shifted into borrowings with remaining maturities of more than one year and maintained a higher balance in cash in order to strengthen liquidity.

          Noninterest income totaled $89.5 million for the first nine months of 2009, compared to $92.0 million for the first nine months of 2008. The decrease was largely attributable to decreases in most categories of noninterest income, including declines in customer fee income and wealth management income due to the effects of the economic downturn. During third quarter 2009, TSFG sold certain ancillary businesses for a gain of $7.2 million which, combined with a $3.8 million increase in gain on certain derivative activities, partially offset the declines in other categories.

          Noninterest expenses totaled $316.0 million for the first nine months of 2009, compared to $450.1 million for the nine months ended September 30, 2008. Goodwill impairment charges totaling $188.4 million were recorded in the first nine months of 2008. In the first nine months of 2009, regulatory assessments and credit-related expenses continued to increase, and TSFG recorded $18.1 million in impairment charges on long-lived assets. However, salaries and wages and employee benefits (excluding employment contracts and severance) decreased $8.3 million when comparing the first nine months of 2009 with the same period in 2008.

Critical Accounting Policies and Estimates

          TSFG’s accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry. TSFG makes a number of judgmental estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during periods presented. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and reserve for unfunded lending commitments; the effectiveness of derivatives and other hedging activities; the fair value of certain financial instruments (securities, derivatives, and privately held investments); income tax assets or liabilities; share-based compensation; and accounting for acquisitions, including the fair value determinations and the analysis of goodwill for impairment. To a lesser extent, significant estimates are also associated with the determination of contingent liabilities, discretionary compensation, and expense associated with other employee benefit agreements. Different assumptions in the application of these policies could result in material changes in TSFG’s Consolidated Financial Statements. Accordingly, as this information changes, the Consolidated Financial Statements could reflect the use of different estimates, assumptions, and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions, and judgments, and as such have a greater possibility of producing results that could be materially different than originally reported. TSFG has procedures and processes in place to facilitate making these judgments.

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

          Tax returns submitted by management or the income tax reported on the Consolidated Financial Statements may be subject to adjustment by either adverse rulings by the U.S. Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service (“IRS”). TSFG is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent nondeductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

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

          For the quarter ended September 30, 2009, TSFG completed an analysis of whether a valuation allowance should be recorded against its deferred tax assets. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. Although forecasts of future earnings indicate that TSFG will be able to realize the deferred tax asset within the 20-year carryforward period, the estimated realization period based on these forecasts increased since second quarter 2009. This extended realization period, combined with the objective evidence of a three-year cumulative loss position and continued near-term losses represent significant negative evidence that caused the Company to conclude that a $200.1 million increase to the deferred tax valuation allowance was required at September 30, 2009. The increase in the valuation allowance was recorded through an adjustment to the estimated annual effective tax rate. To the extent that TSFG generates taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense. Any remaining deferred tax asset valuation allowance will ultimately reverse through income tax expense when TSFG can demonstrate a sustainable return to profitability that would lead management to conclude that it is more likely than not that the deferred tax asset will be utilized during the 20-year carryforward period.

          At September 30, 2009, TSFG had federal income tax net operating loss (NOL) carryforwards of approximately $298 million that originated in 2009 and will expire in 2029. The ability of TSFG to utilize NOL carryforwards to reduce future federal taxable income and the federal income tax liability of the Company is subject to various limitations under Section 382 of the Internal Revenue Code of 1986, as amended. The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the issuance or exercise of rights to acquire stock, the purchase or sale of stock by 5% stockholders, as defined in the Treasury regulations, and the offering of stock by TSFG during any three-year period resulting in an aggregate change of more than 50% in the beneficial ownership of TSFG. As of September 30, 2009, we do not believe that an ownership change has occurred. Future equity transactions by TSFG or by 5% stockholders (including transactions beyond our control) could cause a Section 382 ownership change and therefore a limitation on the annual utilization of NOLs.

          In the event of an ownership change (as defined for income tax purposes), Section 382 of the Code imposes an annual limitation on the amount of a corporation’s taxable income that can be offset by these carryforwards. The limitation is generally equal to the product of (i) the fair market value of the equity of the company multiplied by (ii) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an ownership change occurs. In addition, the limitation is increased if there are unrecognized built-in losses on the balance sheet prior to a change in ownership. Therefore, the amount of any potential Section 382 limitation cannot be reasonably estimated until an actual change occurs.

Balance Sheet Review

     Loans

          TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At September 30, 2009, outstanding loans totaled $8.9 billion, which equaled 93.6% of total deposits (120.2% of customer deposits) and 72.2% of total assets. The major components of the loan portfolio were commercial loans, commercial real estate loans, and consumer loans (including both direct and indirect loans). Substantially all loans were to borrowers located in TSFG’s market areas in South Carolina, Florida, and North Carolina. At September 30, 2009, approximately 5% of the portfolio was unsecured.

          As part of its portfolio and balance sheet management strategies, TSFG reviews its loans held for investment and determines whether its intent for specific loans or classes of loans has changed. If management changes its intent from held for investment to held for sale, the loans are transferred to the held for sale portfolio and recorded at the lower of cost basis or fair value.

          In an effort to accelerate the sale or resolution of problem loans and to otherwise divest itself of loans with limited relationship opportunity, during the three and nine months ended September 30, 2009, TSFG transferred $136.6 million and $489.3 million, respectively, from the held for investment portfolio to the held for sale portfolio (and subsequently sold or otherwise settled the loan). The third quarter transfers included $133.6 million of nonperforming loans for which TSFG charged-off $57.8 million against the allowance for loan losses prior to transferring them to loans held for sale. The second quarter transfers included $230.3 million of indirect auto loans and $88.8 million of shared national credits. After recording an allowance adjustment of $4.5 million, TSFG recorded a $3.2 million net loss on the indirect auto loan and shared national credits transactions.

          TSFG generally sells a substantial majority of its residential mortgage loans in the secondary market. TSFG also retains certain of its mortgage loans in its held for investment portfolio as part of its overall balance sheet management strategy. Mortgage loans held for sale decreased to $8.1 million at September 30, 2009 from $14.7 million at December 31, 2008, primarily due to lower mortgage loan volume and timing of mortgage sales. Prior to second quarter 2009, TSFG accounted for its mortgage loans held for sale at fair value pursuant to the fair value option. Effective second quarter 2009, TSFG elected to discontinue its use of the fair value option on new production of mortgage loans held for sale. This change corresponds to TSFG’s decision to no longer sell mortgage loans on a pooled basis.

          Table 1 summarized outstanding loans held for investment by loan purpose.

Table 1

Loan Portfolio Composition Based on Loan Purpose

(dollars in thousands)

	September 30,		December 31, 2008

	2009	2008

Commercial Loans
Commercial and industrial	$2,249,929	$2,824,117	$2,722,611
Commercial owner - occupied real estate	1,270,015	1,206,597	1,270,746
Commercial real estate (1)	3,741,662	4,094,164	4,074,331

	7,261,606	8,124,878	8,067,688

Consumer Loans
Indirect - sales finance	259,296	680,413	635,637
Consumer lot loans	161,206	249,062	225,486
Direct retail	86,474	100,257	95,397
Home equity	803,295	784,357	813,201

	1,310,271	1,814,089	1,769,721

Mortgage Loans	302,357	360,673	354,663

Total loans held for investment	$8,874,234	$10,299,640	$10,192,072

Percentage of Loans Held for Investment
Commercial and industrial	25.3%	27.4%	26.7%
Commercial owner - occupied real estate	14.3	11.7	12.5
Commercial real estate	42.2	39.8	40.0
Consumer	14.8	17.6	17.3
Mortgage	3.4	3.5	3.5

Total	100.0%	100.0%	100.0%

(1)	See “Commercial Real Estate Concentration,” “Credit Quality,” and “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” for more detail on commercial real estate loans.

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

          Portfolio risk is partially managed by maintaining a “house” lending limit at a level significantly lower than the legal lending limit of Carolina First Bank and by requiring approval by the Risk Committee of the Board of Directors to exceed this house limit. At September 30, 2009, TSFG’s house lending limit was $35 million, and 10 credit relationships totaling $441.0 million were in excess of the house lending limit (but not the legal lending limit). The 20 largest credit relationships had an aggregate outstanding principal balance of $601.2 million, or 6.8% of total loans held for investment at September 30, 2009, compared to 5.3% of total loans held for investment at December 31, 2008. Approximately $32 million of these loans were considered nonperforming loans as of September 30, 2009.

          TSFG, through its Corporate Banking group, participates in “shared national credits” (multi-bank credit facilities of $20 million or more, or “SNCs”), primarily to borrowers who are headquartered or conduct business in or near our markets. At September 30, 2009, the loan portfolio included outstanding SNC borrowings of $514.8 million, decreasing from $711.6 million at December 31, 2008. The largest outstanding balance was $25.9 million at September 30, 2009. In addition to internal limits that control our credit exposure to individual borrowers, we have established limits on the size of the overall SNC portfolio, and have established a sub-limit for total credit exposure to borrowers located outside of our markets. Our strategy targets borrowers whose management teams are well known to us and whose risk profile is above average. Going forward, we expect to reduce the percentage of our portfolio invested in SNCs due to the lack of relationship opportunity on much of the portfolio. During 2009, we transferred $153.8 million of these loans to the held for sale portfolio, including $61.5 million in problem loans, and subsequently sold or otherwise settled the loans.

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

Table 2

Selected Characteristics of Commercial Real Estate Loans

(dollars in thousands)

	September 30, 2009

	Policy LTV	Weighted Average Time to Maturity (in months)	Weighted Average Loan Size	Largest Ten Total O/S

Completed income property	85%	37.2	$514	$164,625
Residential A&D	75	8.7	548	93,211
Commercial A&D	75	6.6	991	69,791
Commercial construction	80	40.0	2,921	145,148
Residential construction	80	15.7	359	86,802
Residential condo	80	7.4	1,196	102,316
Undeveloped land	65	8.8	709	84,169

Overall		28.4	$606	$746,062

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

Table 3

Commercial Real Estate Loans by Geographic Diversification (1)

(dollars in thousands)

	September 30, 2009		December 31, 2008

	Balance	% of Total CRE	Balance	% of Total CRE

South Carolina, exluding Coastal:
Upstate South Carolina (Greenville)	$583,032	15.6%	$539,920	13.3%
Midlands South Carolina (Columbia)	223,022	6.0	238,285	5.9
Greater South Charlotte South Carolina (Rock Hill)	155,609	4.2	164,709	4.0
Coastal South Carolina:
North Coastal South Carolina (Myrtle Beach)	359,537	9.6	401,325	9.9
South Coastal South Carolina (Charleston)	281,177	7.5	268,951	6.6
Western North Carolina (Hendersonville/Asheville)	672,921	18.0	762,559	18.7
Central Florida:
Central Florida (Orlando)	233,275	6.2	274,560	6.7
Marion County, Florida (Ocala)	142,060	3.8	156,700	3.8
North Florida:
Northeast Florida (Jacksonville)	239,791	6.4	276,942	6.8
North Central Florida	296,041	7.9	311,426	7.6
South Florida (Ft. Lauderdale)	251,530	6.7	232,437	5.7
Tampa Bay Florida	303,667	8.1	446,517	11.0

Total commercial real estate loans	$3,741,662	100.0%	$4,074,331	100.0%

(1)	Geography is primarily determined by the originating operating geographic market and not necessarily the ultimate location of the underlying collateral.

Table 4

Commercial Real Estate Loans by Geography and Product Type

(dollars in thousands)

	September 30, 2009 Commercial Real Estate Loans by Geography

	SC, Excl Coastal	Coastal SC	Western NC	Central FL	North FL	South FL	Tampa Bay	Total CRE	% of LHFI

Commercial Real Estate Loans by Product Type
Completed income property	$528,522	$363,723	$388,746	$205,576	$359,070	$141,353	$136,028	$2,123,018	23.9%
Residential A&D	79,609	56,335	140,508	17,362	46,521	13,035	37,379	390,749	4.4
Commercial A&D	34,391	22,499	34,520	30,002	8,156	14,697	30,198	174,463	2.0
Commercial construction	210,126	46,240	28,392	41,055	16,451	38,361	28,367	408,992	4.6
Residential construction	41,992	35,630	17,850	10,338	22,409	9,654	4,757	142,630	1.6
Residential condo	19,111	55,276	11,336	6,940	29,949	24,163	13,482	160,257	1.8
Undeveloped land	47,912	61,011	51,569	64,062	53,276	10,267	53,456	341,553	3.8

Total CRE Loans	$961,663	$640,714	$672,921	$375,335	$535,832	$251,530	$303,667	$3,741,662	42.2%

CRE Loans as % of Total Loans HFI	10.8%	7.2%	7.6%	4.2%	6.0%	2.8%	3.4%	42.2%

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

Table 5
Credit Quality Indicators
(dollars in thousands)

	September 30,				December 31,
	2009		2008		2008
Loans held for sale	$8,071		$37,575		$30,963
Loans held for investment	8,874,234		10,299,640		10,192,072
Allowance for loan losses	339,536		200,748		247,086
Allowance for credit losses (1)	345,256		203,000		249,874

Nonaccrual loans - commercial and industrial	59,822		28,309		35,998
Nonaccrual loans - commercial owner - occupied real estate	35,082		6,951		14,876
Nonaccrual loans - commercial real estate	287,513		160,479		230,373
Nonaccrual loans - consumer	23,543		21,184		39,009
Nonaccrual loans - mortgage	25,831		20,889		29,126
Total nonperforming loans held for investment (2)	431,791		237,812		349,382
Nonperforming loans held for sale - CRE	—		22,576		16,282
Foreclosed property (other real estate owned and personal property repossessions)	112,771		30,503		48,993
Total nonperforming assets	$544,562		$290,891		$414,657
Restructured loans accruing interest (2)	$17,236		$2,279		$6,249
Loans past due 90 days or more (interest accruing)	$7,467		$12,899		$47,481
Total nonperforming assets as a percentage of loans and foreclosed property	6.05%		2.81%		4.04%
Allowance for loan losses to nonperforming loans	0.79	x	0.84	x	0.71	x

(1)	The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.

(2)

During first quarter 2009, TSFG began excluding restructured loans accruing interest from its nonperforming loans. Amounts for prior periods have been reclassified to conform to the current presentation.

          TSFG’s nonperforming asset ratio (nonperforming assets as a percentage of loans and foreclosed property) increased to 6.05% at September 30, 2009 from 4.04% at December 31, 2008 and 2.81% at September 30, 2008. The increase in nonperforming assets was primarily attributable to market deterioration in residential construction and development-related loans and general economic conditions which have impacted other commercial loan categories. Comparing third quarter 2009 to second quarter 2009, nonperforming assets decreased to $544.6 million from $560.7 million, partially due to the sale of nonperforming loans in third quarter 2009; however, the nonperforming asset ratio still increased as the balance of total loans declined.

           Table 6 presents CRE nonaccrual loans by geography and product type. At September 30, 2009, there were no CRE loans past due 90 days still accruing interest.

Table 6
Commercial Real Estate Nonaccrual Loans
(dollars in thousands)

	September 30, 2009 CRE Nonaccrual Loans (“NAL”) by Geography
	SC, Excl Coastal	Coastal SC	Western NC	Central FL	North FL	South FL	Tampa Bay	Total CRE NAL	% of NAL

CRE Nonaccrual Loans by Product Type
Completed income property	$6,889	$14,604	$21,816	$6,121	$4,467	$10,268	$17,756	$81,921	19.0%
Residential A&D	8,697	6,183	13,037	2,610	3,235	1,773	4,824	40,359	9.3
Commercial A&D	1,791	2,829	1,320	—	—	—	26,801	32,741	7.6
Commercial construction	14,720	—	4,161	—	—	—	5,628	24,509	5.7
Residential construction	2,069	975	1,308	8,826	82	7,200	2,192	22,652	5.2
Residential condo	7,368	18,320	81	720	9	8,716	3,306	38,520	8.9
Undeveloped land	558	146	1,542	13,762	1,270	5,065	24,468	46,811	10.8
Total CRE Nonaccrual Loans	$42,092	$43,057	$43,265	$32,039	$9,063	$33,022	$84,975	$287,513	66.6%

CRE Nonaccrual Loans as % of Total Nonaccrual Loans HFI	9.7%	10.0%	10.0%	7.4%	2.1%	7.6%	19.7%	66.6%

          Table 7 provides detail regarding commercial real estate loans past due 30 days or more.

Table 7
Commercial Real Estate Loans Past Due 30 Days or More (excluding nonaccruals)
(dollars in thousands)

	September 30, 2009		December 31, 2008
	Balance	% of CRE	Balance	% of CRE
North Carolina	$26,044	0.70%	$21,364	0.53%
South Carolina	34,620	0.93	34,268	0.84
Florida	32,306	0.86	44,471	1.09
Total CRE loans past due 30 days or more	$92,970	2.49%	$100,103	2.46%

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

Table 8
Potential Problem Loans
(dollars in thousands)

	September 30, 2009			December 31, 2008
	# of Loans	Balance	% of LHFI	# of Loans	Balance	% of LHFI
Large potential problem loans ($5 million or more)	32	$325,538	3.67%	23	$217,688	2.13%
Small potential problem loans (less than $5 million)	1,047	526,381	5.93	732	282,189	2.77
Total potential problem loans (1)	1,079	$851,919	9.60%	755	$499,877	4.90%

(1)	Includes commercial and industrial, commercial real estate, and commercial owner-occupied real estate.

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

          The adjusted loss ratio for each pool is multiplied by the dollar amount of loans in the pool in order to create a range. We then add and subtract five percent (5.0%) to and from this amount to create the upper and lower boundaries of the range. The upper and lower boundary amounts for each pool are summed to establish the total range. Although TSFG generally uses the actual historical loss rate, on occasion management may decide to select a higher or lower boundary based on known market trends or internal behaviors that would impact the performance of a specific portfolio grouping. The Level I reserves totaled $148.7 million at September 30, 2009, based on the portfolio historical loss rates, compared to $81.8 million at December 31, 2008.

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

          TSFG tests a broad group of loans for impairment each quarter (this includes all commercial loans over $1 million that have been placed in nonaccrual status). Once a loan is identified as impaired, reserves are based on a thorough analysis of the most probable source of repayment which is normally the liquidation of collateral, but may also include discounted future cash flows or the market value of the loan itself. Generally, for collateral dependent loans, current market appraisals are utilized for larger credits; however, in situations where a current market appraisal is not available, management uses the best available information (including appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable publications and other observable market data) to estimate the current fair value (less cost to sell) of the subject property. TSFG had Level II reserves of $48.9 million at September 30, 2009, down from $70.0 million at June 30, 2009 and up slightly from $44.4 million at year end 2008.

          Level III Reserves. The third component of the Allowance represents subjective and judgmental adjustments determined by management to account for the effect of risks or losses that are not fully captured elsewhere. This part of the methodology reflects adjustments to historical loss experience to incorporate current economic conditions and other factors which impact the inherent losses in the portfolio. This component includes amounts for new loan products or portfolio categories which are deemed to have risks not included in the other reserve elements as well as macroeconomic and other factors. The qualitative risk factors of this third allowance level are more subjective and require a high degree of management judgment. Currently, Level III Reserves include additional reserves for current economic conditions, the commercial real estate concentration in the portfolio, and an additional adjustment to represent declining land values. Although the adjustment related to declining land values has been a factor since first quarter 2008, the appraisal discount and default rate assumptions on land were increased during third quarter 2009 to reflect value declines indicated by recent appraisals. The Level III Reserves totaled $141.9 million at September 30, 2009 compared to $117.0 million at December 31, 2008.

          Reserve for Unfunded Commitments. At September 30, 2009 and December 31, 2008, the reserve for unfunded commitments was $5.7 million and $2.8 million, respectively. This reserve is determined by formula; historical loss ratios are multiplied by potential usage levels (i.e., the difference between actual usage levels and the second highest historical usage level).

          Unallocated Reserves. The calculated Level I, II and III reserves are then segregated into allocated and unallocated components. The allocated component is the sum of the loss estimates at the lower end of the probable loss ranges, and is distributed to the loan categories based on the mix of loans in each category. The unallocated portion is calculated as the sum of the differences between the actual calculated Allowance and the lower boundary amounts for each category in our model. The sum of these differences at September 30, 2009 was $18.9 million, compared to $13.9 million at December 31, 2008. The unallocated Allowance is the result of management’s best estimate of risks inherent in the portfolio, economic uncertainties and other subjective factors, including industry trends, as well as the imprecision inherent in estimates used for the allocated portions of the Allowance. Management reviews the overall level of the Allowance as well as the unallocated component and considers the level of both amounts in determining the appropriate level of reserves for the overall inherent risk in TSFG’s total loan portfolio.

          Changes in the Level II reserves (and the overall Allowance) may not correlate to the relative change in impaired loans depending on a number of factors including whether the impaired loans are secured, the collateral type, and the estimated loss severity on individual loans. Specifically, impaired loans increased to $403.5 million at September 30, 2009 from $287.5 million at December 31, 2008, primarily attributable to commercial real estate loans. Most of the loans contributing to the increase were over $1 million and evaluated for whether a specific reserve was warranted based on the analysis of the most probable source of repayment including liquidation of the collateral. Based on this analysis, the Level II Reserves increased 10% compared to the 40% increase in impaired loans.

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

Table 9

Summary of Loan and Credit Loss Experience

(dollars in thousands)

At and For the Nine Months Ended September 30,	At and For the Year Ended December 31, 2008

2009	2008

Allowance for loan losses, beginning of year	$247,086	$126,427	$126,427
Allowance adjustment for loans sold	(4,471)	—	—
Net charge-offs:
Loans charged-off	(406,675)	(152,664)	(230,961)
Loans recovered	8,385	5,306	7,551

(398,290)	(147,358)	(223,410)
Additions to allowance through provision expense	495,211	221,679	344,069

Allowance for loan losses, end of period	$339,536	$200,748	$247,086

Reserve for unfunded lending commitments, beginning of year	$2,788	$2,268	$2,268
Provision for unfunded lending commitments	2,932	(16)	520

Reserve for unfunded lending commitments, end of period	$5,720	$2,252	$2,788

Allowance for credit losses, beginning of year	$249,874	$128,695	$128,695
Allowance adjustment for loans sold	(4,471)	—	—
Net charge-offs:
Loans charged-off	(406,675)	(152,664)	(230,961)
Loans recovered	8,385	5,306	7,551

(398,290)	(147,358)	(223,410)
Additions to allowance through provision expense	498,143	221,663	344,589

Allowance for credit losses, end of period	$345,256	$203,000	$249,874

Average loans held for investment	$9,712,611	$10,366,359	$10,351,897
Loans held for investment, end of period	8,874,234	10,299,640	10,192,072

Net charge-offs as a percentage of average loans held for investment (annualized)	5.48%	1.90%	2.16%
Allowance for loan losses as a percentage of loans held for investment	3.83	1.95	2.42
Allowance for credit losses as a percentage of loans held for investment	3.89	1.97	2.45
Allowance for loan losses to nonperforming loans HFI	0.79	x	0.84	x	0.71	x

          The provision for credit losses for the first nine months of 2009 totaled $498.1 million, which exceeded net loan charge-offs by $99.9 million. The higher provision largely reflected credit deterioration due to continued weakness in housing markets and additional specific reserves for nonperforming loans and land development portfolios. The overall allowance for credit losses as a percentage of loans held for investment increased to 3.89% at September 30, 2009 from 2.45% at December 31, 2008. Net charge-offs in third quarter 2009 increased partly as a result of resolving problem loans through note sales, foreclosure, and short sales with customers. Tables 10 and 11 provide additional detail for net charge-offs.

Table 10
Net Charge-Offs by Product Type
(dollars in thousands)

	Nine Months Ended September 30, 2009
	Amount	% of NCO
Commercial and industrial	$98,669	24.8%
Commercial owner-occupied real estate	13,209	3.3
Commercial real estate	212,966	53.5
Indirect - sales finance	10,435	2.6
Consumer lot loans	29,222	7.3
Direct retail	2,777	0.7
Home equity	13,139	3.3
Mortgage	17,873	4.5
Total net charge-offs	$398,290	100.0%

Table 11
Commercial Real Estate Net Charge-Offs by Product Type
(dollars in thousands)

	Nine Months Ended September 30, 2009 CRE Net Charge-Offs (“NCO”) by Geography
	SC, Excl Coastal	Coastal SC	Western NC	Central FL	North FL	South FL	Tampa Bay	Total CRE NCO	% of NCO

CRE Net Charge-Offs by Product Type
Completed income property	$5,444	$10,523	$8,203	$5,432	$680	$4,254	$9,974	$44,510	11.2%
Residential A&D	15,845	2,879	5,498	3,574	15,026	1,837	10,864	55,523	13.9
Commercial A&D	1,087	1,900	238	123	—	—	14,004	17,352	4.4
Commercial construction	—	150	53	—	—	123	8,337	8,663	2.2
Residential construction	3,269	10,194	2,346	6,334	1,175	11	2,903	26,232	6.6
Residential condo	1,041	4,929	52	194	—	—	4,102	10,318	2.6
Undeveloped land	4,471	73	914	10,940	6,336	9,235	18,399	50,368	12.6
Total CRE Net Charge-Offs	$31,157	$30,648	$17,304	$26,597	$23,217	$15,460	$68,583	$212,966	53.5%

CRE Net Charge-Offs as % of Total Net Charge-Offs	7.8%	7.7%	4.4%	6.7%	5.8%	3.9%	17.2%	53.5%

          On a regular basis, management evaluates certain impaired loans and potential problem loans for liquidation through loan sales. The loans are not transferred to loans held for sale until management’s intent to hold the loan has changed, there is a plan to sell the loans within a reasonable amount of time, the individual loans are specifically identified, and the necessary approvals are received. Although the allowance for loan losses includes a component for specific reserves for declines in fair value of impaired loans and an adjustment for declines in land value associated with performing loans, the liquidation of the loans identified for sale could result in significantly lower proceeds than the fair value of these loans and could result in additional provision expense attributable to any charge-offs in excess of the related reserves.

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

Table 12
Investment Securities Portfolio Composition
(dollars in thousands)

	September 30,		December 31, 2008
	2009	2008
Available for Sale (at fair value)
U.S. Treasury	$2,058	$28,084	$2,069
U.S. Government agencies	95,224	327,933	313,729
Agency mortgage-backed securities	1,688,201	1,312,116	1,468,639
Private label mortgage-backed securities	9,112	15,152	12,771
State and municipal	223,948	260,532	262,248
Other investments:
Corporate bonds	—	9,855	9,963
Federal Home Loan Bank (“FHLB”) stock	58,825	38,478	35,536
Community bank stocks	510	1,555	672
Other equity investments	1,516	1,976	1,567
	2,079,394	1,995,681	2,107,194
Held to Maturity (at amortized cost)
State and municipal	16,221	24,418	22,609
Agency mortgage-backed securities	121,956	—	—
Other investments	100	100	100
	138,277	24,518	22,709
Total	$2,217,671	$2,020,199	$2,129,903

Total securities as a percentage of total assets	18.0%	14.8%	15.7%

Percentage of Total Securities Portfolio
U.S. Treasury	0.1%	1.4%	0.1%
U.S. Government agencies	4.3	16.2	14.7
Agency mortgage-backed securities	81.6	64.9	69.0
Private label mortgage-backed securities	0.4	0.8	0.6
State and municipal	10.8	14.1	13.4
Other investments	2.8	2.6	2.2
Total	100.0%	100.0%	100.0%

          Securities (i.e., securities available for sale and securities held to maturity) excluding the unrealized loss on securities available for sale averaged $2.0 billion for the first nine months of 2009, and $2.1 billion for the first nine months of 2008. The average tax-equivalent portfolio yield decreased for the nine months ended September 30, 2009 to 4.42% from 4.67% for the nine months ended September 30, 2008. The securities yield decreased primarily due to an overall decline in interest rates resulting in reinvestment of scheduled and unscheduled payments and calls at lower yields.

          The expected duration of the debt securities portfolio was approximately 2.3 years at September 30, 2009, a decrease from approximately 2.9 years at December 31, 2008. If interest rates rise, the duration of the debt securities portfolio may extend. Conversely, if interest rates fall, the duration of the debt securities portfolio may decline. Since total securities include some callable bonds and mortgage-backed securities, security paydowns are likely to accelerate if interest rates fall or decline if interest rates rise. Changes in interest rates and related prepayment activity impact yields and fair values of TSFG’s securities.

          Approximately 57.7% of mortgage-backed securities (“MBS”) are collateralized mortgage obligations (“CMOs”) with an average duration of 1.7 years. At September 30, 2009, approximately 12% of the MBS portfolio was variable rate or hybrid variable rate, where the rate adjusts on an annual basis after a specified fixed rate period, generally ranging from one to ten years.

          The majority of these securities are government or agency securities and, therefore, pose minimal credit risk. The net unrealized gain on securities available for sale (pre-tax) totaled $50.5 million at September 30, 2009, compared with $10.9 million at December 31, 2008, primarily due to a decrease in long term interest rates and a contraction in spreads. If interest rates increase, credit spreads widen, and/or market illiquidity worsens, TSFG expects its net unrealized gain on securities available for sale to decrease and possibly become a net unrealized loss. See Item 1, Note 4 to the Consolidated Financial Statements for information about TSFG’s securities in unrealized loss positions.

          Table 13 shows the credit risk profile of the securities portfolio.

Table 13
Investment Securities Portfolio Credit Risk Profile
(dollars in thousands)

	September 30, 2009		December 31, 2008
	Balance	% of Total	Balance	% of Total
Government and agency
U.S. Treasury	$2,058	0.1%	$2,069	0.1%
U.S. Government agencies (1)	95,224	4.3	313,729	14.7
Agency mortgage-backed securities (MBS) (1)(2)(3)	1,810,157	81.6	1,468,639	68.9
Federal Home Loan Bank Stock	58,825	2.7	35,536	1.7
Total government and agency	1,966,264	88.7	1,819,973	85.4
State and municipal (3)(4)(5)
Pre-funded with collateral or AAA-rated backed by Texas Permanent School Fund	162,936	7.3	188,598	8.9
Underlying issuer or collateral rated A or better (including South Carolina State Aid)	66,693	3.0	81,238	3.8
Underlying issuer or collateral rated BBB	3,883	0.2	7,344	0.3
Non-rated	6,657	0.3	7,677	0.4
Total state and municipal	240,169	10.8	284,857	13.4
Corporate bonds AA or A-rated	—	—	9,963	0.5
Private label mortgage-backed securities AAA-rated (2)	9,112	0.4	12,771	0.6
Community bank stocks and other	2,126	0.1	2,339	0.1
Total securities	$2,217,671	100.0%	$2,129,903	100.0%
Percent of total securities: (4)
Rated A or higher		99.4%		99.2%
Investment grade		99.6		99.5

(1)	At September 30, 2009, amounts include, in the aggregate, $29.7 million and $1.6 billion related to senior debt and MBS, respectively, issued by FNMA and FHLMC.

(2)	Current policies restrict MBS/CMO purchases to agency-backed and a small percent of private-label securities and prohibit securities collateralized by sub-prime assets.

(3)

At September 30, 2009, agency mortgage-backed securities include $122.0 million of securities held to maturity at amortized cost. At September 30, 2009 and December 31, 2008, state and municipal securities include $16.2 million and $22.6 million, respectively, of securities held to maturity at amortized cost.

(4)

Ratings shown above do not reflect the benefit of guarantees by bond insurers or the State of South Carolina. At September 30, 2009, $31.6 million of municipal bonds are guaranteed by bond insurers. At December 31, 2008, $39.1 million of municipal bonds are guaranteed by bond insurers.

(5)

At September 30, 2009, the breakdown by current bond rating is as follows: $162.9 million pre-funded with collateral or AAA-rated backed by Texas Permanent School Fund, $4.6 million AAA-rated, $67.3 million AA or A-rated, $2.5 million BBB-rated, and $2.9 million non-rated.

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

          Subsequent to September 30, 2009, TSFG began evaluating the sources of its tax-exempt income, including state and municipal securities, due to the valuation allowance on its deferred tax assets and the realization period of its net operating losses (see “Critical Accounting Policies and Estimates – Income Taxes”).

          Investments included in Other Assets. TSFG also invests in limited partnerships, limited liability companies (LLC’s) and other privately held companies. These investments are included in other assets. In the three and nine months ended September 30, 2009, TSFG recorded $376,000 and $3.7 million, respectively, in other-than-temporary impairment on these investments. At September 30, 2009, TSFG’s investment in these entities totaled $14.8 million, of which $5.2 million were accounted for under the cost method and $9.6 million were accounted for under the equity method.

          Also included in other assets were $5.7 million of various auction rate preferred securities which TSFG repurchased from brokerage customers who purchased the securities during 2007. Currently, the market for these securities is illiquid and TSFG recorded a loss of $676,000 during first quarter 2009 to adjust these securities to estimated fair value.

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

          At June 30, 2009, the fair value of the Carolina First reporting unit evaluated for impairment was determined primarily using discounted cash flow models based on internal forecasts (90% weighting) and, to a lesser extent, market-based trading and transaction multiples (10% weighting). More weight was given to the discounted cash flow models since market-based multiples are not considered directly comparable given the lack of a complete operational entity for each reporting unit, and based on the internal forecasts taking a longer term view of the Company’s performance. The internal forecasts included certain assumptions made by management, including expected growth rates in loans and customer funding, changes in net interest margin, credit quality trends, and the forecasted levels of other income and expense items. Forecasts were prepared for each of the next five years, with a terminal cash flow assigned to the remainder of the forecast horizon. A range of terminal growth rates ranging from 3% to 7% were applied to the terminal cash flow. Each period’s cash flow was then discounted using a range of discount rates based on the risk-free rate plus a premium based on overall stock market level of risk compared to the level of risk of our own stock. The portion of the estimated value derived from market-based trading and transaction multiples was based on a weighting of market multiples for selected peer institutions based on such metrics as book value of equity, tangible equity, assets, trailing earnings, and projected earnings. The value assigned to the reporting unit for purposes of the goodwill impairment evaluation was based on the midpoint of the range of values determined using the method outlined above. This valuation indicated that the fair value of the Carolina First reporting unit was less than its carrying value. However, Step 2 of the evaluation indicated that the implied fair value of the goodwill was greater than its carrying value, and thus no impairment charge was required as of the June 30, 2009 test date for the Carolina First banking segment.

          As TSFG, including its Carolina First reporting unit, has continued to report additional losses and other conditions have changed during third quarter 2009, TSFG performed an updated evaluation of the goodwill related to the Carolina First reporting unit as of September 30, 2009. In connection with its evaluation, TSFG engaged an independent third party to review the methodology and assumptions in Step 1 and to perform the valuation of the loan portfolio and the core deposit intangible for the Carolina First banking segment for purposes of performing Step 2. (The remaining $12.2 million of goodwill for other segments is related to TSFG’s insurance operations and is not being evaluated for impairment based on their current operating results.) Based on changes in management’s views on its current outlook and the review by the third party, the Company lowered the terminal growth rates to a range of 2% to 4% and increased the targeted capital level allocated to the Carolina First reporting unit to reflect current industry conditions and company-specific expectations as part of its Step 1 analysis. Although the valuation with the updated assumptions continued to indicate that the fair value of the Carolina First reporting unit was less than its carrying value, Step 2 of the evaluation indicated that the implied fair value of the goodwill was greater than its carrying value at September 30, 2009, primarily due to the excess of the book value of the Carolina First loan portfolio over its fair value based on exit price, and no impairment was recorded.

          During second quarter 2009, TSFG recorded a $2.1 million goodwill impairment charge on one of its nonbank subsidiaries based on discounted cash flows and estimated market valuations. Also in second quarter 2009, TSFG recorded a $411,000 goodwill impairment charge in its Retirement Plan Administration reporting unit due to its decision to sell its subsidiary, American Pensions, Inc. Both of these reporting units were sold during third quarter 2009.

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

          In the current environment, forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time. Management will continue to update its analysis as circumstances change, and as market conditions continue to be volatile and unpredictable. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test at September 30, 2009, we estimated that, holding the other valuation assumptions constant, a 100 basis point reduction in the range of terminal growth rates applied to the terminal cash flows of the Carolina First reporting unit, which has been allocated the majority of the remaining goodwill, would result in an estimated 5% decrease in its fair value. A 100 basis point increase in the range of discount rates would result in an estimated 8% reduction in the fair value of Carolina First. Accordingly, based on these sensitivity analyses, the Company has concluded that it is possible that the Carolina First reporting unit may become impaired in future periods.

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

          During the three and nine months ended September 30, 2009, we sold $25.2 million and $41.9 million, respectively, in OREO and incurred losses of $3.5 million and $6.3 million, respectively. Due to continuing weak market conditions, we revalued our OREO during second quarter 2009 and also changed our policies to record assets at 70% of the most recent appraised value versus our previous practice of 80%. The result of the revaluation and change in policy was a downward adjustment in values by $11.1 million during 2009. At September 30, 2009, the carrying value of OREO totaled $111.7 million, compared to $44.7 million at December 31, 2008, and was included in other assets.

     Impairment of Long-Lived Assets

          During 2005, TSFG initiated plans for a “corporate campus” to meet current and future facility needs and serve as the primary headquarters for its banking operations. During second quarter 2009, TSFG announced its intention to market its planned campus facility for sale. The campus site contains approximately 60 acres. Two office buildings have been completed, the conference center is under construction, and ten additional building sites are available. During third quarter 2009, TSFG occupied approximately 20% of the available space in the office buildings at the campus in order to house certain of its operations that were previously located in facilities with leases expiring in 2009.

          Based on the current environment, initial estimates of value, and an 18 to 36 month marketing period, TSFG recorded an impairment charge of $15.9 million in second quarter 2009, which is included in noninterest expense. The fair value for the property was determined by estimating a range of values using limited market data on similar properties, adjusted for factors specific to TSFG’s corporate campus. In determining the impairment charge, the cost basis was reduced by the estimated net realizable value of state tax credits available to TSFG. At September 30, 2009, the carrying amount of the campus was $66.4 million. Management will continue to monitor market conditions and offered prices, and further write-downs could be required in future periods.

          TSFG also recorded a $612,000 impairment loss (included in noninterest expense) from the write-down of the corporate jet which was classified as an asset held for sale in 2009. The corporate jet was sold during third quarter 2009 with no significant gain or loss on the sale.

          In addition, during the three and nine months ended September 30, 2009, TSFG recorded $746,000 and $1.6 million, respectively, in impairment losses (also included in noninterest expense) associated with vacated branches and office locations, primarily attributable to subletting office space at less than the contractual lease rate.

     Derivative Financial Instruments

          Derivative financial instruments used by TSFG may include interest rate swaps, caps, collars, floors, options, futures and forward contracts. Derivative contracts are primarily used to hedge identified risks and also to provide risk-management products to customers. TSFG has derivatives that qualify for hedge accounting, derivatives that do not qualify for hedge accounting but otherwise achieve economic hedging goals (“economic hedges”), as well as derivatives that are used in trading and customer hedging programs. See Note 11 to the Consolidated Financial Statements for additional information regarding derivatives.

     Deposits

          Deposits remain TSFG’s primary source of funds. Average customer deposits equaled 65.6% of average total funding in the first nine months of 2009. TSFG faces strong competition from other banking and financial services companies in gathering deposits. TSFG also maintains short and long-term wholesale sources including federal funds, repurchase agreements, Federal Reserve borrowings, brokered CDs, and FHLB advances to fund a portion of loan demand and, if appropriate, any increases in investment securities.

          Table 14 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits, while Table 15 shows the breakdown of customer funding by type.

Table 14
Type of Deposits
(dollars in thousands)

	September 30,		December 31, 2008
	2009	2008
Noninterest-bearing demand deposits	$1,091,439	$1,022,632	$1,041,140
Interest-bearing checking	1,011,370	1,090,874	1,078,921
Money market accounts	2,174,627	1,806,143	1,834,115
Savings accounts	262,764	150,150	190,519
Core deposits	4,540,200	4,069,799	4,144,695
Time deposits under $100,000	1,651,560	1,840,363	1,863,520
Time deposits of $100,000 or more	1,197,988	1,524,813	1,488,735
Customer deposits (1)	7,389,748	7,434,975	7,496,950
Brokered deposits	2,099,040	2,573,833	1,908,767
Total deposits	$9,488,788	$10,008,808	$9,405,717

Percentage of Deposits
Noninterest-bearing demand deposits	11.5%	10.2%	11.1%
Interest-bearing checking	10.7	10.9	11.5
Money market accounts	22.9	18.1	19.5
Savings accounts	2.8	1.5	2.0
Core deposits	47.9	40.7	44.1
Time deposits under $100,000	17.4	18.4	19.8
Time deposits of $100,000 or more	12.6	15.2	15.8
Customer deposits (1)	77.9	74.3	79.7
Brokered deposits	22.1	25.7	20.3
Total deposits	100.0%	100.0%	100.0%

(1)	TSFG defines customer deposits as total deposits less brokered deposits.

Table 15
Type of Customer Funding
(dollars in thousands)

	September 30,		December 31, 2008
	2009	2008
Customer deposits (1)	$7,389,748	$7,434,975	$7,496,950
Customer sweep accounts(2)	281,235	551,559	493,012
Customer funding	$7,670,983	$7,986,534	$7,989,962

(1)	TSFG defines customer deposits as total deposits less brokered deposits.

(2)	TSFG includes customer sweep accounts in short-term borrowings on its consolidated balance sheet.

          At September 30, 2009, period-end customer funding decreased $319.0 million from December 31, 2008, as increases in lower-cost core deposit categories generated by a deposit campaign during the first nine months were more than offset by decreases in time deposits and customer sweep accounts. Public deposits totaled approximately $687 million at September 30, 2009, compared to approximately $697 million at December 31, 2008 and are generally subject to seasonal fluctuations.

          While reported in short-term borrowings on the consolidated balance sheet, customer sweep accounts represent excess overnight cash to/from commercial customer operating accounts and are a source of funding for TSFG. Currently, sweep balances are generated through two products: 1) collateralized customer repurchase agreements ($256.9 million at September 30, 2009) and 2) uninsured Eurodollar deposits ($24.3 million at September 30, 2009). These balances are tied directly to commercial customer checking accounts and generate treasury services noninterest income.

          TSFG uses brokered deposits and other borrowed funds as an alternative funding source while continuing its efforts to maintain and grow its local customer funding base. Brokered deposits increased as a percentage of total deposits since December 31, 2008 as TSFG replaced customer deposits and other funding sources with brokered deposits.

          Average customer funding equaled 68.9% of average total funding in the first nine months of 2009 and 66.9% in the first nine months of 2008. Period-end customer funding increased to 70.4% of total funding at September 30, 2009, compared to 68.1% at December 31, 2008, due primarily to the decline in wholesale borrowings attributable to the sales of loans and securities in second quarter 2009. As part of its overall funding strategy, TSFG expects to continue its focus on lowering its funding costs by trying to improve the customer funding level, mix, and rate paid. TSFG attempts to enhance its deposit mix by working to attract lower-cost transaction accounts through actions such as new transaction account opening goals, new checking products, and creating incentive plans to place a greater emphasis on lower-cost customer deposit growth. Deposit pricing is very competitive, and we expect this pricing environment to continue as banks compete for sources of liquidity and funding to replace funding which may not be available in the current market environment.

          TSFG elected to continue its participation in the FDIC’s Transaction Account Guarantee Program. Under the program, through June 30, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.

     Borrowed Funds

          Table 16 shows the breakdown of borrowed funds by type.

Table 16

Type of Borrowed Funds

(dollars in thousands)

	September 30,		December 31, 2008

	2009	2008

Short-Term Borrowings
Federal funds purchased and repurchase agreements	$25	$137,927	$67,309
Customer sweep accounts	281,235	551,559	493,012
Federal Reserve borrowings	—	30,000	1,050,000
Commercial paper	—	19,068	12,537
Treasury, tax and loan note	7,491	450,375	3,516

Total short-term borrowings	288,751	1,188,929	1,626,374

Long-Term Borrowings
Repurchase agreements	125,000	200,000	200,000
FHLB advances	762,158	298,119	233,497
Subordinated notes	206,704	216,704	216,704
Mandatorily redeemable preferred stock of REIT subsidiary	31,800	56,800	56,800
Note payable	731	779	768
Purchase accounting premiums, net of amortization	—	707	—

Total long term borrowings	1,126,393	773,109	707,769

Total borrowings	1,415,144	1,962,038	2,334,143
Less: Customer sweep accounts	(281,235)	(551,559)	(493,012)
Add: Brokered deposits (1)	2,099,040	2,573,833	1,908,767

Total wholesale borrowings	$3,232,949	$3,984,312	$3,749,898

Wholesale borrowings as a % of total assets	26.3%	29.1%	27.6%

(1)	TSFG includes brokered deposits in total deposits on its consolidated balance sheet.

          TSFG uses both short-term and long-term borrowings to fund net growth of assets in excess of deposit growth. In the first nine months of 2009, average borrowings totaled $1.9 billion, compared with $2.4 billion in the first nine months of 2008.

          Period-end wholesale borrowings decreased $516.9 million since December 31, 2008, primarily due to sales of loans and securities during second quarter 2009. During the nine months ended September 30, 2009, TSFG also shifted into borrowings with remaining maturities of more than one year in order to strengthen liquidity.

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

     Capital Resources and Dividends

          Shareholders’ equity totaled $1.2 billion, or 9.7% of total assets, at September 30, 2009 compared with $1.6 billion, or 11.9% of total assets, at December 31, 2008. Shareholders’ equity decreased primarily due to the net loss for the first nine months of 2009, partially offset by the issuance of $85 million of common stock.

          In June 2009, TSFG announced a capital plan (the “Capital Plan”) to bolster its common equity to cover the losses associated with a “more adverse” credit scenario used by the U.S. government in its recently completed supervisory capital assessment program (“SCAP”) for the country’s 19 largest bank holding companies. This plan is substantially complete. In connection with this plan, TSFG issued $85 million of common equity in a public offering (with net proceeds of $79.7 million) and converted $90.9 million of Series 2008 Convertible Preferred Stock into 20.9 million common shares (including 6.9 million shares valued at $11.9 million as an inducement to convert). TSFG also exchanged $94.5 million of the Series 2008 Convertible Preferred Stock for a new series of preferred stock, Series 2009-A Convertible Preferred Stock, which automatically converted into 24.0 million common shares (including 9.4 million shares valued at $14.0 million as an inducement to convert) upon shareholder approval on September 11, 2009. In addition, TSFG sold ancillary businesses and reduced its assets during second and third quarters 2009, partly by sales of indirect auto loans and shared national credits. During the first nine months of 2009, TSFG contributed $195 million to its subsidiary bank to increase its capital.

          The aforementioned Capital Plan was substantially completed. However, the significant loss in third quarter 2009, primarily related to loan losses and the $200.1 million valuation allowance on deferred tax assets, reduced tangible common equity to tangible assets to 5.25% at September 30, 2009, compared to 6.07% at June 30, 2009 and 6.05% at December 31, 2008. While management believes its regulatory ratios, which were not impacted by the valuation allowance, are satisfactory, the tangible common equity ratio is important to investors, debt rating agencies, and others. Accordingly, management is in the process of evaluating various alternatives to increase tangible common equity through the conversion of certain debt and non-common equity instruments into common stock or the issuance of additional equity in public or private offerings. No decision has been made and the company plans to conclude on such evaluations over the next several months and take such actions, if any, shortly thereafter. No assurance can be provided that the Company can or will undertake such actions.

          For the nine months ended September 30, 2009, preferred stock dividends included $32.4 million treated as deemed dividends to preferred shareholders resulting from induced conversions of $234.1 million of preferred stock into common shares. The deemed dividends had no effect on total equity or regulatory capital.

          TSFG’s tangible equity to tangible asset ratio decreased to 8.02% at September 30, 2009, compared to 10.29% at December 31, 2008 primarily due to net losses in the first nine months of 2009 being partially offset by proceeds from the common stock offering and lower total assets. If interest rates increase, TSFG expects its unrealized gain on securities available for sale to decrease, leading to a lower tangible equity to tangible asset ratio.

          TSFG’s unrealized gain on securities available for sale and cash flow hedges, net of tax, which is included in accumulated other comprehensive income, increased to $48.9 million at September 30, 2009, compared with $42.6 million at December 31, 2008 due primarily to a decrease in long-term interest rates and a contraction in spreads.

          Common book value per common share at September 30, 2009 and December 31, 2008 was $4.01 and $14.12, respectively. The decrease in common book value per common share was primarily due to the issuance of 85 million common shares, the conversion of Series 2008 and Series 2009-A Convertible Preferred Stock into 54.9 million common shares, and the net loss during the period. Common tangible book value per common share at September 30, 2009 and December 31, 2008 was $2.94 and $10.83, respectively. Tangible book value was below book value as a result of goodwill and intangibles associated with acquisitions of entities and assets accounted for as purchases. At September 30, 2009, goodwill totaled $213.8 million, or $0.99 per share, and is not being amortized, while other intangibles totaled $16.8 million and will continue to be amortized.

          TSFG is subject to the risk-based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. TSFG and Carolina First Bank exceeded the well-capitalized regulatory requirements at September 30, 2009. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on our Consolidated Financial Statements.

          Table 17 sets forth various capital ratios for TSFG and Carolina First Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for tier 1 capital treatment. At September 30, 2009, trust preferred securities included in tier 1 capital totaled $200.5 million.

Table 17

Capital Ratios

	September 30, 2009	Well Capitalized Requirement

TSFG
Total risk-based capital	12.49%	n/a
Tier 1 risk-based capital	11.19	n/a
Leverage ratio	9.22	n/a

Carolina First Bank
Total risk-based capital	11.70%	10.00%
Tier 1 risk-based capital	10.14	6.00
Leverage ratio	8.34	5.00

          During third quarter 2009, TSFG recorded a $200.1 million valuation allowance against its deferred tax assets (see “Critical Accounting Policies and Estimates – Income Taxes”). For regulatory purposes, the deferred tax assets were already deducted from tier 1 and total capital ratios for both TSFG and Carolina First Bank as capital regulations limit the amount of deferred tax assets that are dependent upon future taxable income to the lesser of the amount of deferred tax assets that are expected to be realized within one year of the quarter-end date, based on the projected future taxable income for that year, or 10% of tier 1 capital. Accordingly, the valuation allowance did not impact TSFG’s well-capitalized status at September 30, 2009.

          Carolina First Bank is subject to certain regulatory restrictions on the amount of dividends it is permitted to pay. Currently, neither Carolina First Bank nor its subsidiaries (including, but not limited to, its real estate investment trust subsidiary) may pay dividends without federal and/or state regulatory approval. During third quarter 2009, TSFG suspended its common dividend. Future TSFG common dividends will depend upon a number of factors, including payment of the preferred stock dividends, financial performance, capital requirements and assessment of capital needs. In addition, the Federal Reserve has the authority to prohibit TSFG from paying a dividend on its common and preferred stock and trust preferred securities.

Earnings Review

     Net Interest Income

          Net interest income is TSFG’s primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and dividends on investment securities, and the interest incurred for the liabilities to support such assets. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate incurred on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis based on a 35% marginal federal income tax rate. Table 18 presents average balance sheets and a net interest income analysis on a tax-equivalent basis for the three and nine months ended September 30, 2009 and 2008.

Table 18

Comparative Average Balances - Yields and Costs

(dollars in thousands)

	Three Months Ended September 30,

	2009			2008

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets
Earning assets
Loans (1)	$9,163,404	$112,673	4.88%	$10,458,765	$155,433	5.91%
Investment securities, taxable (2)	1,610,244	16,742	4.16	1,768,461	20,186	4.57
Investment securities, nontaxable (2) (3)	237,040	3,086	5.21	290,431	3,726	5.13

Total investment securities	1,847,284	19,828	4.29	2,058,892	23,912	4.65
Federal funds sold and interest-bearing bank balances	175	—	—	37,149	197	2.11

Total earning assets	11,010,863	$132,501	4.78	12,554,806	$179,542	5.69

Non-earning assets	1,417,844			1,281,130

Total assets	$12,428,707			$13,835,936

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$1,011,374	$699	0.27	$1,130,079	$2,481	0.87
Savings	243,787	599	0.97	143,014	255	0.71
Money market	2,092,634	7,030	1.33	1,949,001	11,293	2.31
Time deposits, excluding brokered deposits	2,909,664	22,241	3.03	3,259,783	30,522	3.72
Brokered deposits	1,911,837	14,587	3.03	2,574,430	24,520	3.79

Total interest-bearing deposits	8,169,296	45,156	2.19	9,056,307	69,071	3.03
Customer sweep accounts	309,577	230	0.29	536,526	2,251	1.67
Other borrowings (4)	1,134,993	5,997	2.10	1,453,196	11,297	3.09

Total interest-bearing liabilities	9,613,866	51,383	2.12	11,046,029	82,619	2.98

Noninterest-bearing liabilities
Noninterest-bearing deposits	1,109,176			1,059,565
Other noninterest-bearing liabilities	203,380			177,735

Total liabilities	10,926,422			12,283,329
Shareholders’ equity	1,502,285			1,552,607

Total liabilities and shareholders’ equity	$12,428,707			$13,835,936

Net interest income (tax-equivalent)		$81,118	2.93%		$96,923	3.08%
Less: tax-equivalent adjustment (3)		1,080			1,304

Net interest income		$80,038			$95,619

Supplemental data:
Customer funding (5)	$7,676,212	$30,799	1.59%	$8,077,968	$46,802	2.30%
Wholesale borrowings (6)	3,046,830	20,584	2.68	4,027,626	35,817	3.54

Total funding (7)	$10,723,042	$51,383	1.90%	$12,105,594	$82,619	2.72%

(1)	Nonaccrual loans are included in average balances for yield computations.

(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.

(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

(4)

During the three months ended September 30, 2008, TSFG capitalized $424,000 of interest in conjunction with the construction of its planned corporate campus. See “Impairment of Long-Lived Assets” under “Balance Sheet Review.”

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

Table 18 (continued)

Comparative Average Balances - Yields and Costs

(dollars in thousands)

	Nine Months Ended September 30,

	2009			2008

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets
Earning assets
Loans (1)	$9,738,592	$358,615	4.92%	$10,384,557	$484,677	6.23%
Investment securities, taxable (2)	1,714,202	55,430	4.31	1,772,581	61,169	4.60
Investment securities, nontaxable (2) (3)	249,772	9,711	5.18	305,312	11,683	5.10

Total investment securities	1,963,974	65,141	4.42	2,077,893	72,852	4.67
Federal funds sold and interest-bearing bank balances	209	1	0.64	22,095	375	2.27

Total earning assets	11,702,775	$423,757	4.84	12,484,545	$557,904	5.97

Non-earning assets	1,316,614			1,365,056

Total assets	$13,019,389			$13,849,601

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$1,059,283	$2,288	0.29	$1,135,385	$9,817	1.15
Savings	216,710	1,600	0.99	150,600	986	0.87
Money market	1,977,521	21,535	1.46	2,081,789	39,748	2.55
Time deposits, excluding brokered deposits	3,057,793	77,689	3.40	3,070,785	93,345	4.06
Brokered deposits	1,923,970	46,428	3.23	2,198,237	65,461	3.98

Total interest-bearing deposits	8,235,277	149,540	2.43	8,636,796	209,357	3.24
Customer sweep accounts	375,364	773	0.28	598,186	10,344	2.31
Other borrowings (4)	1,569,493	19,059	1.62	1,816,963	45,584	3.35

Total interest-bearing liabilities	10,180,134	169,372	2.22	11,051,945	265,285	3.21

Noninterest-bearing liabilities
Noninterest-bearing deposits	1,068,760			1,074,100
Other noninterest-bearing liabilities	223,084			185,846

Total liabilities	11,471,978			12,311,891
Shareholders’ equity	1,547,411			1,537,710

Total liabilities and shareholders’ equity	$13,019,389			$13,849,601

Net interest income (tax-equivalent)		$254,385	2.90%		$292,619	3.13%
Less: tax-equivalent adjustment (3)		3,399			4,089

Net interest income		$250,986			$288,530

Supplemental data:
Customer funding (5)	$7,755,431	$103,885	1.79%	$8,110,845	$154,240	2.54%
Wholesale borrowings (6)	3,493,463	65,487	2.51	4,015,200	111,045	3.69

Total funding (7)	$11,248,894	$169,372	2.01%	$12,126,045	$265,285	2.92%

(1)	Nonaccrual loans are included in average balances for yield computations.

(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.

(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

(4)

During the nine months ended September 30, 2009 and 2008, TSFG capitalized $738,000 and $1.1 million, respectively, of interest in conjunction with the construction of its planned corporate campus. See “Impairment of Long-Lived Assets” under “Balance Sheet Review.”

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

          Fully tax-equivalent net interest income decreased to $254.4 million for the first nine months of 2009 from $292.6 million for the first nine months of 2008 primarily due to the decline in average earning assets and the impact of higher levels of nonperforming assets during the first nine months of 2009. TSFG’s average earning assets were $11.7 billion for the first nine months of 2009 compared to $12.5 billion for the first nine months of 2008. Average loans as a percentage of average earning assets was 83.2% for the first nine months of 2009 and 2008. At September 30, 2009, approximately 61% of TSFG’s accruing loans were variable rate loans, the majority of which are tied to the prime rate. TSFG has entered into receive-fixed interest rate swaps to hedge the forecasted interest income from certain prime-based and LIBOR-based loans as part of its overall interest rate risk management. TSFG also has an interest rate floor that is designated as a hedge of variable rate commercial loans and is intended to mitigate earnings exposure to falling interest rates. Certain of these swaps with a notional amount of $655 million, as well as the interest rate floor with a notional amount of $200 million, mature in fourth quarter 2009.

          The net interest margin for the first nine months of 2009 was 2.90%, compared with 3.13% for the first nine months of 2008. Comparing the first nine months of 2009 to the first nine months of 2008, the yield on average earning assets decreased 113 basis points, primarily due to decreased loan yields, which were down 131 basis points. The decrease in earning asset yields was partially offset by a decrease in the average cost of funding of 91 basis points. Although rates on wholesale borrowings decreased 118 basis points, rates on customer funding decreased only 75 basis points as deposit pricing has effectively approached a floor on the absolute level for most non-maturity products.

          Net interest income and the net interest margin have also been negatively impacted in 2008 and the first nine months of 2009 by elevated levels of nonperforming assets and the reversal of accrued interest income as loans have been moved to nonaccrual status. For the first nine months of 2009, $11.6 million of interest income was reversed as the related loan was placed in nonaccrual status, which reduced the net interest margin by approximately 13 basis points. For the first nine months of 2008, the $7.8 million reversal of interest income on nonaccrual loans reduced the net interest margin by approximately 8 basis points.

          Fully tax-equivalent net interest income for third quarter 2009 totaled $81.1 million, a decrease of $5.9 million from $87.0 million for second quarter 2009 and a decrease of $15.8 million from $96.9 million for third quarter 2008. The net interest margin for third quarter 2009 was 2.93%, compared to 2.96% for second quarter 2009 and 3.08% for third quarter 2008. This decrease relative to second quarter 2009 was primarily due to shifting into borrowings with remaining maturities of more than one year and maintaining a higher balance in cash in order to strengthen liquidity. The decrease relative to third quarter 2008 was primarily due to rates on customer funding decreasing only 71 basis points compared to a decrease in earning asset yields of 91 basis points and a decrease in wholesale funding rates of 86 basis points. As mentioned above, deposit pricing has effectively approached a floor on the absolute level for most non-maturity products. For third quarter 2009, $4.1 million of interest income was reversed on loans moved to nonaccrual status, compared to $3.4 million for second quarter 2009 and $2.8 million for third quarter 2008.

     Provision for Credit Losses

          The provision for credit losses is recorded in amounts sufficient to bring the allowance for loan losses and the reserve for unfunded lending commitments to a level deemed appropriate by management. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for credit losses was $498.1 million in the first nine months of 2009, compared to $221.7 million in the first nine months of 2008. The higher provision largely reflected credit deterioration due to continued weakness in housing markets and additional reserves for nonperforming loans and land loans.

          Net loan charge-offs were $398.3 million, or 5.48% (annualized) of average loans held for investment, for the first nine months of 2009, compared with $147.4 million, or 1.90% (annualized), for the first nine months of 2008. The allowance for credit losses equaled 3.89% of loans held for investment as of September 30, 2009, compared to 2.45% and 1.97%, respectively, as of December 31, 2008 and September 30, 2008. Management expects the level of charge-offs and provision expense to remain elevated relative to historical trends due to the current credit environment. See “Loans,” “Credit Quality,” and “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments.”

          For third quarter 2009, the provision for credit losses totaled $224.2 million, compared to $131.3 million for second quarter 2009 and $84.6 million in third quarter 2008. Third quarter 2009 provision exceeded net loan charge-offs by $55.6 million. Net loan charge-offs in third quarter 2009 increased to $168.6 million, from $120.6 million in second quarter 2009, partly due to the acceleration of sales and resolution of problem loans. Future levels of provision expense will depend on the level of net loan charge-offs, including the impact of loan sales.

     Noninterest Income

          Table 19 shows the components of noninterest income.

Table 19
Components of Noninterest Income
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service charges on deposit accounts	$10,754	$11,376	$29,557	$32,791
Debit card income, net	2,139	2,006	6,232	5,938
Customer service fee income	1,251	1,425	3,724	4,114
Total customer fee income	14,144	14,807	39,513	42,843

Insurance income	1,911	2,368	6,133	7,816
Retail investment services, net	2,157	2,294	5,813	5,960
Trust and investment management income	1,251	1,728	4,211	5,251
Benefits administration fees	—	813	1,213	2,303
Total wealth management income	5,319	7,203	17,370	21,330

Bank-owned life insurance income	2,797	2,881	7,859	8,938
Gain on sale of ancillary businesses	7,234	—	7,234	—
Mortgage banking income	1,137	879	4,392	4,222
Gain (loss) on certain derivative activities	1,597	(199)	3,817	49
Merchant processing income, net	591	916	2,018	2,582
(Loss) gain on securities	(286)	(725)	1,340	1,547
Gain on Visa IPO share redemption	—	—	—	1,904
Other	937	2,903	5,940	8,540
Total noninterest income	$33,470	$28,665	$89,483	$91,955

          Noninterest income decreased to $89.5 million in the first nine months of 2009 from $92.0 million in the first nine months of 2008, reflecting decreases in most categories. Total customer fee income and wealth management income decreased partially due to the effects of the economic downturn, such as fewer customer transactions and lower asset valuations. Net debit card income was an exception, as increased transactions led to an increase in this line item. During third quarter 2009, TSFG sold three ancillary businesses: its merchant processing portfolio, a financial planning group, and a retirement plan administrator. Although these sales resulted in a $7.2 million gain, they reduced the respective line items in which the businesses were previously included.

          Mortgage banking income increased 4.0% in the first nine months of 2009. Mortgage loans originated by TSFG originators totaled $258.8 million and $229.7 million in the first nine months of 2009 and 2008, respectively. Gain on certain derivative activities increased $3.8 million, primarily due to recording changes in the value of interest rate swaps no longer qualifying for hedge accounting and the ineffectiveness of other hedging relationships. During the first nine months of 2009, gain on securities included a $5.4 million gain on the sale of U.S. government agency securities, partially offset by $4.1 million in other-than-temporary impairment on certain community bank-related equity securities and privately held investments included in other assets.

          For third quarter 2009, noninterest income totaled $33.5 million, compared to $32.3 million for second quarter 2009 and $28.7 million for third quarter 2008. Comparing third quarter 2009 to second quarter 2009, the increase was primarily due to the $7.2 million gain on sale of ancillary businesses, partially offset by a $4.9 million unfavorable swing in the gain/loss on securities line item, reflecting other-than-temporary impairment charges in third quarter 2009 combined with the gain on the sale of U.S. government agency securities in second quarter. Comparing third quarter 2009 to third quarter 2008, decreases in most line items were offset by increases in gain on certain derivative activities and gain on sale of ancillary businesses, reflecting the derivative and sales of business transactions mentioned above.

     Noninterest Expenses

          Table 20 shows the components of noninterest expenses.

Table 20
Components of Noninterest Expenses
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Salaries and wages, excluding employment contracts and severance	$32,559	$37,700	$102,489	$108,689
Employment contracts and severance	—	4,621	829	6,920
Total salaries and wages	32,559	42,321	103,318	115,609

Employee benefits	7,724	9,252	25,572	27,663
Occupancy	9,658	9,770	28,600	27,365
Furniture and equipment	6,950	6,991	20,696	20,107
Loan collection and foreclosed asset expense	6,835	4,491	18,973	7,873
Impairment of long lived assets	746	—	18,122	—
Regulatory assessments	6,181	3,020	17,315	7,471
FDIC special assessment	—	—	5,700	—
Loss on other real estate owned	4,406	765	17,403	949
Professional services	4,034	4,573	12,892	11,679
Project NOW expense	114	—	1,693	—
(Gain) loss on nonmortgage loans held for sale	(41)	—	11,258	—
Advertising and business development	1,264	2,114	4,654	7,316
Telecommunications	1,572	1,628	4,649	4,527
Amortization of intangibles	1,238	1,474	3,815	4,721
Goodwill impairment	—	—	2,511	188,431
Loss on repurchase of auction rate securities	—	—	676	—
(Gain) loss on early extinguishment of debt	—	(125)	(3,043)	339
Branch acquisition and conversion costs	—	—	—	731
Visa-related litigation	—	—	—	(863)
Other	6,289	7,883	21,154	26,222
Total noninterest expenses	$89,529	$94,157	$315,958	$450,140

          Noninterest expenses decreased to $316.0 million in the first nine months of 2009 from $450.1 million in the first nine months of 2008. During first quarter 2008, the acceleration of credit deterioration in Florida prompted TSFG to perform an interim evaluation of the goodwill associated with its Mercantile banking segment. The evaluation reflected decreases in projected cash flows for the Mercantile banking segment, and accordingly the estimated fair value of the segment declined. This decline resulted in the recognition of a goodwill impairment charge of $188.4 million. During fourth quarter 2008, TSFG recognized an additional $237.6 million of goodwill impairment on its Mercantile banking segment.

          Late in 2008, TSFG launched an internal efficiency and expense control project (“Project NOW”), the goal of which is to improve revenue and reduce annual operating expenses. As a result, salaries and wages (excluding employment contracts and severance) and employee benefits decreased $8.3 million for the first nine months of 2009 compared to the first nine months of 2008, as full-time equivalent employees declined to 2,196 at September 30, 2009 from 2,535 at September 30, 2008.

          Comparing the first nine months of 2009 to the first nine months of 2008, professional services increased, partially due to legal expenses associated with a shareholder lawsuit. Project NOW expenses increased due to costs associated with TSFG’s revenue and expense initiative.

          Regulatory assessments increased $9.8 million based in part on TSFG’s participation in the Transaction Account Guarantee Program related to noninterest-bearing deposit accounts and across-the-board rate increases designed to replenish the FDIC’s Deposit Insurance Fund. TSFG also recorded an FDIC special assessment charge of $5.7 million in the second quarter 2009. In September 2009, the FDIC proposed a rule that will require all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also proposed to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011. If the rule is finalized as proposed, TSFG expects to be required to pay approximately $90 million in prepaid risk-based assessments, the cost of which will be recognized ratably through 2012.

          Credit-related expenses (including loan collection and foreclosed asset expense, loss on nonmortgage loans held for sale, and loss on other real estate owned) increased $38.8 million due to the current credit environment, and may continue to increase.

          During the first nine months of 2009, TSFG recognized impairment charges of $18.1 million on its planned campus facility ($15.9 million), corporate jet ($612,000), and vacated branches and office locations ($1.6 million) (see “Impairment of Long-Lived Assets”), as well as a $2.5 million goodwill impairment charge related to non-banking subsidiaries (see “Goodwill”). During the first nine months of 2009, TSFG recognized a net gain on early extinguishment of debt of $3.0 million, primarily due to gain on the repurchase of $25.0 million of mandatorily redeemable preferred stock of a REIT subsidiary, partially offset by a loss on termination of $75.0 million of long-term repurchase agreements (see “Borrowed Funds”). Also during the first nine months of 2009, TSFG repurchased $5.7 million of various auction rate preferred securities from brokerage customers who purchased the securities during 2007. Currently, the market for these securities is illiquid and TSFG recorded a loss of $676,000 during the first nine months of 2009 to adjust these securities to estimated fair value (see “Securities”).

          For third quarter 2009, noninterest expenses totaled $89.5 million, compared to $136.2 million for second quarter 2009 and $94.2 million for third quarter 2008. Comparing third quarter 2009 to second quarter 2009, credit-related expenses (including loan collection and foreclosed asset expense, loss on nonmortgage loans held for sale, and loss on other real estate owned) decreased $18.4 million. This decrease principally stemmed from a gain of $41,000 versus a loss of $9.5 million on nonmortgage loans held for sale, and losses on other real estate owned down $8.5 million, reflecting the second quarter adjustment to appraised values. In addition, advertising and business development expenses decreased $845,000. Also in second quarter 2009, TSFG recognized the bulk of the impairment charges on long-lived assets ($17.4 million) and goodwill ($2.5 million), as well as the FDIC special assessment ($5.7 million) mentioned in the previous paragraphs. Comparing third quarter 2009 to third quarter 2008, the increase was primarily due to credit-related expenses and regulatory assessments mentioned above.

     Income Taxes

          Income tax expense as a percentage of pretax loss was (61.6)% and (2.9)%, respectively, for the three and nine months ended September 30, 2009. Income tax expense differed from the amount computed by applying TSFG’s statutory U.S. federal income tax rate of 35% to pretax loss for the three and nine months ended September 30, 2009 primarily due to the deferred tax asset valuation allowance recorded during third quarter 2009 (see “Critical Accounting Policies and Estimates – Income Taxes”). Income tax benefit as a percentage of pretax loss was 54.2% and 18.6%, respectively, for the three and nine months ended September 30, 2008. Income tax benefit differed from the amount computed by applying TSFG’s statutory U.S. federal income tax rate of 35% to pretax income for the three and nine months ended September 30, 2008 primarily as a result of the impact of the nondeductible goodwill impairment, other nontaxable and nondeductible items, and changes in income projections.

          At September 30, 2009, TSFG’s deferred tax asset totaled $207.4 million with a $203.8 million valuation allowance, for a net deferred tax asset of $3.6 million.

          The accounting complexities of evaluating and recording a valuation allowance on deferred tax assets make the projection of the effective tax rate on future pretax net income or loss difficult. Based on current projections and assuming no change in pretax other comprehensive income (gains on investment securities available for sale and cash flow hedges), the tax expense charged to operations for fourth quarter 2009 should approximate the net deferred tax asset at September 30, 2009, and the tax expense or benefit for 2010 should be at or near zero except for any change in reserves for uncertain tax positions. Volatility in other comprehensive income or a change in ownership as defined in Section 382 of the Internal Revenue Code of 1986 could materially impact the tax expense or benefit charged to operations.

Enterprise Risk Management

          Pages 62 through 65 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2008 provide a discussion of overall Enterprise Risk Management, Derivatives and Hedging Activities, Economic Risk, Credit Risk, Liquidity Risk, Operational Risk, and Compliance and Litigation Risk.

     Market Risk and Asset/Liability Management

          There has been no significant change to the market risk and asset/liability management methodology as disclosed in TSFG’s 2008 Form 10-K. The interest sensitivity analysis which follows has been updated for September 30, 2009 numbers.

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

          Table 21 reflects the sensitivity of net interest income to changes in interest rates. It shows the effect that the indicated changes in interest rates would have on net interest income over the next 12 months compared with the base case or flat interest rate scenario. The base case or flat scenario assumes interest rates stay at September 30, 2009, and 2008 levels, respectively. The increase in interest rate sensitivity from September 30, 2008 is primarily due to the impact of rising rates on assumed prepayment activity with respect to certain CMO instruments in the securities portfolio.

Table 21
Net Interest Income at Risk Analysis

Interest Rate Scenario (1)	Annualized Hypothetical Percentage Change in Net Interest Income September 30,
	2009	2008
2.00%	7.2%	2.0%
1.00	4.6	1.0
Flat	—	—
(1.00) (2)	n/a	(1.2)
(2.00) (2)	n/a	n/a

(1)	Net interest income sensitivity is shown for gradual rate shifts over a 12 month period.

(2)	Due to the current low rate environment, downward rate shifts were not run for September 30, 2009.

          Table 22 reflects the sensitivity of the economic value of equity (“EVE”) to changes in interest rates. EVE is a measurement of the inherent, long-term balance sheet-related economic value of TSFG (defined as the fair value of all assets minus the fair value of all liabilities and their associated off balance sheet amounts) at a given point in time. Table 22 shows the effect that the indicated changes in interest rates would have on the fair value of net assets at September 30, 2009 and 2008, respectively, compared with the base case or flat interest rate scenario. The base case or flat scenario assumes interest rates stay at September 30, 2009 and 2008 levels, respectively. The increase in the percentage change in EVE to increases in interest rates is primarily due to the lower EVE resulting from declines in the value of TSFG’s loan portfolio. The dollar EVE decline for a 1% immediate rate increase is essentially unchanged at approximately $38 million as of September 30, 2009 and 2008. For a 2% immediate rate increase, the dollar decline has improved to $94.3 million at September 30, 2009 from $103.5 million at September 30, 2008.

Table 22
Economic Value of Equity Risk Analysis

Interest Rate Scenario (1)	Annualized Hypothetical Percentage Change in Economic Value of Equity September 30,
	2009	2008
2.00%	(27.7)%	(7.6)%
1.00	(11.3)	(2.8)
Flat	—	—
(1.00) (2)	n/a	2.4
(2.00) (2)	n/a	n/a

(1)	The rising 100 and 200 basis point and falling 100 and 200 basis point interest rate scenarios assume an instantaneous and parallel change in interest rates along the entire yield curve.

(2)	Due to the current low rate environment, downward rate shifts were not run for September 30, 2009.

          There are material limitations with TSFG’s models presented in Tables 21 and 22, which include, but are not limited to, the following:

•	the flat scenarios are base case and are not indicative of historical results;

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

          Lending Commitments. Lending commitments include loan commitments, standby letters of credit, unused business credit card lines, and documentary letters of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. TSFG provides these lending commitments to customers in the normal course of business. TSFG estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitments in other liabilities on the consolidated balance sheet. See Note 12 to the Consolidated Financial Statements for disclosure of the amounts of lending commitments.

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

          See “Derivative Financial Instruments” under “Balance Sheet Review” and Note 11 to the Consolidated Financial Statements for additional information regarding derivatives.

Liquidity

          Liquidity management ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends and debt service, manage operations on an ongoing basis, and capitalize on new business opportunities.

          Liquidity is managed at two levels. The first is the liquidity of the parent company, which is the holding company that owns Carolina First Bank, the banking subsidiary. The second is the liquidity of the banking subsidiary. The management of liquidity at both levels is essential because the parent company and banking subsidiary each have different funding needs and sources, and each are subject to certain regulatory guidelines and requirements. In addition, Carolina First Bank is subject to limitations on the amount of funds that may be transferred to the parent company. Through the Asset Liability Committee (“ALCO”), Corporate Treasury is responsible for planning and executing the funding activities and strategy.

          TSFG’s liquidity policy strives to ensure a diverse funding base, with limits established by wholesale funding source as well as aggregate wholesale funding levels. Daily and short-term liquidity needs are principally met with deposits from customers, payments on loans, maturities and paydowns of investment securities, and wholesale borrowings, including brokered CDs, federal funds purchased (as available), repurchase agreements, and, depending on the availability of collateral, TT&L notes, and borrowings from the Federal Reserve and FHLB. In light of current market conditions, TSFG has reduced its usage of short-term unsecured wholesale borrowings. TSFG is focusing additional efforts at acquiring new deposits from its customer base through its established branch network to enhance liquidity and reduce reliance on wholesale borrowing. Liquidity needs are a factor in developing the deposit pricing structure, which may be altered to retain or grow deposits as deemed necessary.

          As noted in Table 23 which follows, we have $1.0 billion of time deposits maturing over the remainder of 2009, with maturities of customer and brokered CDs accounting for $659.2 million and $341.5 million, respectively. We expect to replace maturing customer CDs through ongoing efforts to grow customer deposits and various deposit campaigns, replacing any shortfall through wholesale borrowings. We anticipate replacing brokered CD maturities through a combination of issuance of new brokered CDs (as needed for liquidity) and growth in core customer funding. Our capacity to issue new brokered CDs could be significantly diminished based on TSFG’s financial condition and/or performance.

          Longer term funding needs are typically met through a variety of wholesale sources, which have a broader range of maturities than customer deposits and add flexibility in liquidity planning and management. These wholesale sources include advances from the FHLB with longer maturities, brokered CDs, and instruments that qualify as regulatory capital, including trust preferred securities and subordinated debt. During the nine months ended September 30, 2009, TSFG shifted into borrowings with remaining maturities of more than one year in order to strengthen liquidity. In addition, the Company has historically been able to issue equity capital to address liquidity or capital needs.

          Under normal business conditions, the sources above are adequate to meet both the short-term and long-term funding needs of the Company; however, TSFG’s contingency funding plan establishes early warning triggers to alert management to potential negative liquidity trends. The plan provides a framework to manage through various scenarios – including identification of alternative actions and an executive management team to navigate through a crisis. Limits ensure that liquidity is sufficient to manage through crises of various degrees of severity, triggered by TSFG-specific events, such as significant adverse changes to earnings, credit quality or credit ratings, or general industry or market events, such as market instability or adverse changes in the economy. Potential loss of deposits would be a primary funding need in a liquidity crisis. Deposit balances which are not covered by FDIC insurance total approximately $930 million currently, and would increase to approximately $1.7 billion following expiration of the FDIC’s Transaction Account Guarantee Program, currently scheduled to expire at June 30, 2010. A significant portion of uninsured deposits are public fund deposits which are collateralized by investment securities. Loss of collateralized deposits in a liquidity crisis would be essentially liquidity neutral to the extent released collateral could be sold or used to secure replacement wholesale funding. Thus, the primary deposit-related liquidity risk relates to balances which are neither insured nor collateralized, which total approximately $570 million currently, and would increase to approximately $1.0 billion following expiration of the FDIC’s Transaction Account Guarantee Program.

          As of September 30, 2009, we had $4.0 billion of secured liquidity reserves in the form of borrowing capacity from the Federal Reserve and TT&L, FHLB, and unpledged investment securities which could be used to manage through a severe liquidity scenario. Following a severe liquidity scenario, we would consider various actions to replenish liquidity, including potential asset sales.

          During 2009, several rating agencies lowered the credit ratings for TSFG and/or Carolina First Bank. These ratings changes did not have a material impact on TSFG’s liquidity given that we have no debt for which a downgrade of our credit ratings would trigger early termination and a credit rating downgrade has not historically impacted access to our primary funding sources. However, certain downgrade levels could require the Company to post additional collateral to secure certain transactions (derivatives and certain borrowings) or could enable certain counterparties to rescind the transaction at their option. Such requirements are not expected to materially impact the Company’s overall liquidity. In addition, certain borrowings, such as brokered CDs and FHLB advances, are dependent on various credit eligibility criteria which may be impacted by changes in the Company’s financial position and/or results of operations.

          Given the weakened economy, current market conditions, and our recent credit ratings downgrades, there is no assurance that TSFG will, if it chooses to do so, be able to obtain new borrowings or issue additional equity on terms that are satisfactory. Due to these factors, TSFG is currently maintaining a cash position in excess of normal levels. TSFG is also evaluating additional capital and cash management strategies including the potential sale of selected assets. While liquidity is an ongoing challenge for all financial institutions, management believes that TSFG’s available borrowing capacity and efforts to grow deposits are sufficient to provide the necessary funding for the remainder of 2009. However, management is prepared to take other actions if needed to manage through adverse liquidity conditions.

          At September 30, 2009, the parent company had $60.2 million in cash and cash equivalents, which was available for payment of dividends and interest on capital instruments, unless required as capital support for Carolina First Bank. During third quarter 2009, the parent company’s obligations for preferred dividends and interest on capital instruments totaled approximately $6 million (TSFG suspended its common dividend in third quarter 2009). In addition, during third quarter 2009, the parent company contributed $45 million to Carolina First Bank (following a $150 million contribution in second quarter 2009).

          In managing its liquidity needs, TSFG focuses on its existing assets and liabilities, as well as its ability to enter into additional borrowings, and on the manner in which they combine to provide adequate liquidity to meet our needs. Table 23 summarizes future contractual obligations based on maturity dates as of September 30, 2009. Table 23 does not include payments which may be required under employment and deferred compensation agreements. In addition, Table 23 does not include payments required for interest and income taxes (see Item 1, Consolidated Statements of Cash Flows for details on interest and income taxes paid for the nine months ended September 30, 2009).

Table 23

Contractual Obligations

(dollars in thousands)

	Payments Due by Period

	Total	Remainder of 2009	2010 and 2011	2012 and 2013	After 2013

Time deposits	$4,948,588	$1,000,697	$3,590,284	$292,930	$64,677
Short-term borrowings	288,751	288,751	—	—	—
Long-term debt	1,126,393	8,793	450,368	431,359	235,873
Operating leases	173,538	4,395	34,629	31,307	103,207
Expanded corporate facilities contracts	3,897	3,897	—	—	—

Total contractual obligations	$6,541,167	$1,306,533	$4,075,281	$755,596	$403,757

          TSFG enters into agreements in the normal course of business to extend credit to meet the financial needs of its customers. For amounts and types of such agreements at September 30, 2009, see “Off-Balance Sheet

Arrangements.” Increased demand for funds under these agreements would reduce TSFG’s available liquidity and could require additional sources of liquidity.

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

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

          At September 30, 2009, TSFG’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated its disclosure controls and procedures as currently in effect. Based on this evaluation, TSFG’s management concluded that as of September 30, 2009, TSFG’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by TSFG in the reports filed or submitted by it under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by TSFG in such reports was accumulated and communicated to TSFG’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     Changes in Internal Controls over Financial Reporting

          TSFG continually assesses the adequacy of its internal control over financial reporting and strives to enhance its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in TSFG’s internal control over financial reporting identified in connection with its assessment during the quarter ended September 30, 2009 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, TSFG’s internal control over financial reporting.

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

          On May 21, 2009, a confirmatory hearing with respect to the Settlement Agreements occurred before The Honorable Edward W. Miller of the South Carolina State Court of Common Pleas, which resulted in a Final Order and Judgment of Judge Miller, which among other things, affirmed the Stipulation (the “Final Order”). The time for appealing of the Final Order expired on July 1, 2009, and the fact that there were no appeals regarding the Final Order was confirmed by counsel for plaintiffs and defendants on July 7, 2009. Accordingly, the parties to the Litigation have proceeded to implement the provisions in the Settlement Agreements. For additional details, refer to TSFG’s Current Report on Form 8-K dated July 13, 2009. By letter dated July 8, 2009, and in accordance with the provisions of the Settlement Agreements, Mack I. Whittle, Jr. resigned from the TSFG Board of Directors. Subsequently, on July 24, 2009, Donald T. Heroman was appointed as a TSFG director.

          In addition, see Note 12 to the Consolidated Financial Statements for a discussion of ongoing legal proceedings.

Item 1A. Risk Factors

          Other than the risk factors set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A (pages 11-13) of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2008.

          Issuances or sales of common stock or other equity securities could result in an “ownership change” as defined for U.S. federal income tax purposes. In the event an “ownership change” were to occur, we could realize a permanent loss of a significant portion of our U.S. federal and state tax attributes and lose certain built-in losses that have not been recognized for tax purposes as a result of the operation of Section 382 of the Internal Revenue Code of 1986, as amended. The amount of the permanent loss would be determined by the annual limitation and the carryforward period (20 years for U.S. federal net operating losses). The resulting loss would have a material adverse effect on our long-term results of operations and financial condition.

          We established an additional valuation allowance against our deferred tax assets as of September 30, 2009. During our analysis we determined that we have not had an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended. Section 382 imposes restrictions on the use of a corporation’s net operating losses, certain recognized built-in losses and other carry-overs after an “ownership change” occurs. An “ownership change” generally occurs if the aggregate percentage ownership of the stock of the corporation held by one or more “five-percent shareholders” increases by more than fifty percentage points over such shareholders’ lowest percentage ownership during the testing period, which is generally the three year-period ending on the transaction date. Upon an “ownership change,” a corporation generally is subject to an annual limitation on its utilization of pre-change losses and certain recognized built-in losses equal to the value of the stock of the corporation immediately before the “ownership change,” multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation is increased each year to the extent that there is an unused limitation in a prior year. Since U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation also effectively provides a cap on the cumulative amount of pre-change losses and certain recognized built-in losses that may be utilized. Pre-change losses and certain recognized builtin losses in excess of the cap are effectively lost.

          The relevant calculations under Section 382 are technical and highly complex. In some circumstances, issuances or sales of our stock (including any debt-for-equity exchanges and certain transactions involving our stock that are outside of our control) could result in an “ownership change” under Section 382. An “ownership change” could occur if, due to the sale or issuance of additional common stock, the aggregate ownership of one or more persons treated as “5% shareholders” were to increase by more than fifty percentage points over such shareholders’ lowest percentage ownership during the relevant testing period. As of September 30, 2009, our net operating loss was approximately $298 million. If an “ownership change” were to occur, we believe we would permanently lose the ability to realize a portion of the net operating losses and a portion of the net unrealized built-in losses, resulting in reduction to our total shareholders’ equity.

          If an “ownership change” were to occur, it is possible that the limitations imposed on our ability to use pre-change losses and certain recognized built-in losses could cause a net increase in our U.S. federal income tax liability and U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect.

          Legislative and regulatory actions taken now or in the future to address the current liquidity and credit crisis in the financial industry may significantly affect our financial condition, results of operation, liquidity or stock price.

          Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus on and scrutiny of the financial services industry. The U.S. government has intervened on an unprecedented scale. In addition to the Capital Purchase Program (in which we participated), under the Troubled Asset Relief Program (“TARP”) announced last fall and the CAP (in which we have not participated), the U.S. government has taken steps that include enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insurance on bank deposits. It is possible that we could voluntarily apply to participate in the CAP, although we currently do not intend to do so. Such participation would subject us to additional limitations regarding our business operations, would increase our preferred stock dividend obligations and would result in increased stockholder dilution. The U.S. Congress, through the Emergency Economic Stabilization Act of 2008 (“EESA”) and the American Recovery and Reinvestment Act of 2009 (“ARRA”), also has imposed a number of restrictions and limitations on the operations of financial services firms participating in the federal programs. There can be no assurance as to the impact that the these programs and measures will have on the financial markets, including the high levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. The failure of these programs and measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our common stock.

          These programs and measures also subject participating financial institutions, like us, to additional restrictions, oversight and costs that may have an adverse impact on our business, financial condition, results of operations or the price of our common stock. In particular, ARRA made amendments to the executive compensation provisions of EESA, under which TARP was established. These amendments apply not only to future participants under TARP, but also apply retroactively to companies like us that are current TARP participants. The full scope and impact of these amendments is uncertain and difficult to predict. ARRA directs the Secretary of the U.S. Treasury to adopt standards that implement the amended provisions of EESA and directs the SEC to issue rules in connection with certain of the amended provisions. While the U.S. Treasury has adopted interim final rules, the full scope and impact of the new standards and rules is not fully known.

          In addition, new legislative proposals continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including with respect to compensation, interest rates and the impact of bankruptcy proceedings on consumer real property mortgages and otherwise. These, and any future legal requirements and implementing standards under TARP may have unforeseen or unintended adverse effects on TARP participants and on the financial services industry as a whole. Further, federal and state regulatory agencies also frequently adopt changes to their regulations and/or change the manner in which existing regulations are applied. We cannot predict the substance or impact of pending or future legislation, regulation or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner by requiring us to expend significant time, effort and resources to ensure compliance. Additionally, the evolving regulations concerning executive compensation may impose limitations on us that affect our ability to compete successfully for executive and management talent.

          We are subject to extensive government regulation and supervision and could be subjected to additional restrictions on our business and operations.

          TSFG and its subsidiaries are subject to extensive federal and state regulation and supervision affecting, among other things, our lending practices, capital structure, investment practices, dividend policy, and growth. Banking regulations are primarily intended to protect depositors’ funds, consumers, federal deposit insurance funds, and the banking system as a whole, not security holders. Under federal and state law, our regulators have broad powers with respect to our company and subsidiaries, which entail risks and uncertainties. These risks and uncertainties include the risk that additional capital will be required by our regulators. In addition, our regulators may impose other directives relating to various aspects of our business, such as risk management, credit and lending policies and procedures, asset/liability management, loan and securities portfolio composition, funding and liquidity and dividend policies if they determine that any of these aspects of our business pose undue risk to the institution and we fail to take or are unable to take sufficient action to mitigate such risks. Any such laws, requirements or directives, or the failure or inability to comply with them, could result in negative regulatory consequences, including becoming subject to supervisory action or to the imposition of restrictions on our business and operations. Such restrictions could adversely impact our financial condition, our access to the equity and capital markets, the way in which we operate our businesses and the value of our common stock.

          Laws and regulations also exist that require financial institutions like us to take steps to prevent the use of our banking subsidiary to facilitate the flow of illegal or illicit money, to report large currency transactions, and to file suspicious activity reports. We are also required to develop and implement a comprehensive anti-money laundering compliance program. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

          In addition, Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. It is likely that there will be significant changes to the banking and financial institutions regulatory regimes in the near future in light of the recent performance of and government intervention in the financial services sector. Changes to statutes, regulations, regulatory policies, or regulatory ratings (including changes in interpretation or implementation), could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit access to certain funding sources, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things.

          We have incurred significant losses and will incur additional losses.

          We incurred a net loss available to common shareholders of $568.6 million, or $7.77 loss per share, for the year ended December 31, 2008, and $543.1 million, or $4.67 loss per share, for the nine months ended September 30, 2009. We expect to incur a net loss for the three months ended December 31, 2009 (and a related decrease in shareholders’ equity as of such date). These losses and our expectations are primarily a result of losses in our loan portfolio and associated write-offs of goodwill, as well as the increase in our deferred tax asset valuation allowance, and we expect to continue to suffer losses at significant levels in fourth quarter 2009 and into the first half of 2010. Additional detail regarding various matters relating to our credit exposure, portfolio concentrations, non-performing assets and related matters is included below.

          If we experience greater credit losses than anticipated, our earnings may be adversely affected.

          As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their contractual terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on our operating results. Our credit risk with respect to our real estate and construction loan portfolio relates principally to the creditworthiness of corporations and the value of the real estate serving as security for the repayment of loans. Our credit risk with respect to our commercial and consumer loan portfolio relates principally to the general creditworthiness of businesses and individuals within our local markets.

          Our credit risk management system is defined by policies approved by our board of directors that govern the risk, underwriting, portfolio monitoring, and problem loan administration processes. We seek to ensure adherence to underwriting standards through a credit approval process and after-the-fact review by credit risk management, and supervise compliance with underwriting and loan monitoring policies through daily reviews by credit risk managers, monthly reviews of exception reports and ongoing analysis of asset quality trends. We administer problem loans through the use of policies that require written plans for resolution and periodic meetings with credit risk management to review progress. Ultimately, credit risk management activities are monitored by our board of directors’ risk committee. As part of our credit quality efforts, we continually assess the effectiveness of our policies and processes, and we have been and will continue to seek to reduce our levels of problem loans, address weaknesses in lending relationships and manage lending concentrations. However, our credit and risk management efforts are subject to substantial risks, including the risk of failure to develop adequate policies and procedures, failure to reduce problem loans and address lending and concentration weaknesses, failure of personnel to comply with our policies and procedures, assumptions and judgments that are not realized and other failures of our policies and procedures. Such failures could result in credit losses that exceed our expectations and adversely impact our financial condition, our capital position and the potential for criticism or adverse action by our regulators or the rating agencies.

          In connection with our credit risk management, business planning and forecasting, we make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for estimated credit losses based on a number of factors. We believe that our allowance for credit losses is adequate. However, if our assumptions or judgments are wrong, our allowance for credit losses may not be sufficient to cover our actual credit losses. We may need to increase our allowance in the future in response to regulatory requests, changing conditions and assumptions, or deterioration in the quality of our loan portfolio. The actual amount of future provisions for credit losses cannot be determined at this time and may vary from the amounts of past provisions.

          Our geographic and product concentrations and the downturn in the real estate market have significantly affected our results of operations, and further credit deterioration could have further adverse effects on collateral values and borrowers’ ability to repay, and consequently our financial condition and results of operations.

          Our commercial, real estate and consumer loans are concentrated predominantly in South Carolina, western North Carolina and larger markets in Florida. In addition, commercial real estate loans and residential construction loans in South Carolina, North Carolina and Florida represented approximately 42% of our total loan portfolio as of September 30, 2009. Included in these commercial loans are loans related to residential construction, which represented approximately 12% of our total loan portfolio as of September 30, 2009. Because of the concentration of real estate and other loans in the same geographic regions, adverse economic conditions in these areas have contributed to higher rates of loss and delinquency on our loans than if the loans had been more geographically diversified.

          The effects of recent mortgage market challenges, combined with the ongoing decrease in commercial and residential real estate market prices and demand, could result in further price reductions in commercial and residential real estate values, adversely affecting the value of collateral securing the loans that we hold, as well as loan originations and gains on sale of real estate and construction loans. Prices of properties in South Carolina, North Carolina and Florida – where a large portion of our loans have real estate as a primary or secondary component of collateral – remain under significant pressure, with rising unemployment levels and the impact of the real estate downturn on the general economy. If we are required to liquidate the collateral during this period of reduced real estate values, our profitability and financial condition could be further adversely affected. As the extent and duration of this downturn is not known, we must estimate, based on current portfolio knowledge and analysis, the amount of our probable losses when recording our allowance for loan losses. This estimate requires substantial judgment on the part of management which may or may not prove valid and could be too low.

          As noted above, as part of our credit quality and risk management efforts, we have been seeking to reduce our levels of problem loans and nonperforming assets, address weaknesses in lending relationships and manage geographic and product lending concentrations. However, while we expect that these actions will help mitigate the overall effects of the credit down cycle, the weaknesses in our loan portfolio are expected to continue, and we will continue to have substantial geographic and product concentrations even with respect to new loans. Accordingly, it is anticipated that our non-performing asset and charge-off levels will remain elevated and could accelerate as a result of efforts (including by further charge-offs and loan sales) to reduce our levels of problem loans. In addition, our regulators could require us to take more aggressive measures in the future in connection with our non-performing assets. If we are not successful in our efforts to successfully manage our existing loan portfolio or new lending activities, or if we experience higher than expected delinquencies and greater than expected charge-offs in future periods, we could experience additional credit losses that materially and adversely affect our financial condition, our results of operations and our capital position and we could be exposed to increased potential for criticism or adverse action by our regulators or the rating agencies.

          Our access to the capital markets and other sources of funding and liquidity remains under pressure.

          We fund our business operations through a combination of customer deposits, other customer funding and wholesale borrowing (including short-term and long-term borrowings as well as brokered deposits). These funding sources have been less available and have become more expensive in recent periods as a result of our financial performance, including the performance of our loan portfolio, decreased confidence in the financial markets generally among borrowers, lenders and depositors, as well as disruption and extreme volatility in the capital and credit markets and the failure of some entities in the financial sector. Our customer deposit funding has been low relative to peers because of our traditional focus on commercial lending, which has caused us to utilize wholesale funding to a greater degree than some of our peers. Customer deposits typically provide cost and liquidity advantages relative to wholesale funding, particularly in a higher interest rate environment. We have been working to strengthen our liquidity by shifting into customer deposits, reducing our reliance on wholesale funding and, where we do rely on wholesale funding, shifting to longer-term and more diversified borrowings. However, we may not be successful in increasing customer deposits, and any occurrence that limits participation in the capital markets or our access to the capital markets, such as the loss of access to the brokered CD market, the Federal Reserve Bank discount window or FHLB advances, or a downgrade of our debt ratings, may adversely affect our capital costs, our ability to raise capital and our ability to raise capital on terms that meet our funding and liquidity needs. The failure to establish and maintain appropriate funding and capital markets access on acceptable terms when needed could have a material adverse effect on our businesses, financial condition and results of operations, the willingness of certain counterparties and customers to do business with us and on the potential for criticism or adverse action by our regulators or the rating agencies.

          Our credit ratings are reviewed periodically, and could be subject to further downgrade.

          A further downgrade to our, or our affiliates’, credit ratings could increase our cost of funds and negatively impact our profitability. Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, and level and quality of earnings, and there can be no assurance that we will maintain the aforementioned credit ratings. In addition, ratings agencies have themselves been subject to scrutiny arising from the financial crisis and there is no assurance that ratings agencies will not make or be required to make substantial changes to their ratings policies and practices or that such changes would not affect ratings of our securities or of securities in which we have an economic interest. Failure to execute successfully on our Capital Plan, further credit quality deterioration and other factors relating to our business could cause us to have lower capital ratios, which could result in the further downgrade of our credit ratings.

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

          Since mid-2007, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. Over this period, the global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

          Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008 and 2009, the U.S. government, the Federal Reserve and other regulators have taken numerous steps to increase liquidity and to restore investor confidence, including investing in the equity of banking organizations, but asset values have continued to decline and access to liquidity continues to be constrained.

          Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where we operate. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors. Overall, during 2008 and 2009, the business environment has been adverse for many households and businesses in the United States and worldwide. It is expected that the business environment in the United States and worldwide will continue to be challenged for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of our loans, results of operations and financial condition.

          The NASDAQ’s listing requires that companies have a minimum bid price of $1 per share.

          NASDAQ rules classify a security as “deficient” if it has a closing bid price of less than $1 per share for thirty consecutive business days. Once deficient, issuers have an automatic 180-day period to regain compliance by having a closing bid price of at least $1 per share for ten consecutive business days, and can receive an additional 180 days if all other listing requirements are met. Our common stock has traded below $1 for a number of days in October and November 2009. If we do not meet this listing requirement, liquidity in our stock could be materially and adversely affected.

          The performance of our investment portfolio is subject to fluctuations due to changes in interest rates and market conditions.

          Changes in interest rates can negatively affect the performance of most of our investments. Interest rate volatility can reduce unrealized gains or create unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. Fluctuations in interest rates affect our returns on, and the market value of, our investment securities.

          The fair market value of the securities in our portfolio and the investment income from these securities also fluctuate depending on general economic and market conditions. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations.

          While we currently do not pay dividends on our common stock, holders of our common stock may be unable to use the dividends-received deduction with respect to any distributions we may make on our common stock in the future.

          While we currently pay no dividends on our common stock, if we were to pay a dividend or other distribution on our common stock, distributions paid to corporate U.S. holders on our common stock may be eligible for the dividends received deduction if we have current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. Although we presently have accumulated earnings and profits, we may not have sufficient current or accumulated earnings and profits during future taxable years for the distributions on our common stock to qualify as dividends for federal income tax purposes. If any distributions on our common stock with respect to any taxable year are not eligible for the dividends-received deduction because of insufficient current or accumulated earnings and profits, the amount for which you may be able to sell our common stock may decline.

          We may not be able to redeem the Series T Preferred Stock and the warrant sold to the U.S. Treasury as soon as we desire.

          Until such time as we redeem our Series T Preferred Stock, we will remain subject to the respective terms and conditions set forth in the agreements we entered into with the U.S. Treasury under the Capital Purchase Program. Among other things, prior to December 5, 2011, unless we have redeemed the Series T Preferred Stock issued to the U.S. Treasury or the U.S. Treasury has transferred the Series T Preferred Stock to a third party, the consent of the U.S. Treasury will be required for us to (1) declare or pay any dividend or make any distribution on our common stock (other than regular quarterly cash dividends of not more than $0.01 per share of common stock) or (2) redeem, purchase or acquire any shares of our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the related purchase agreement. It is unlikely that we will be able to redeem the Series T Preferred Stock until, among other things, we increase our capital and return to profitability. See “Risk Factors— We have incurred significant losses and will incur additional losses,” above.

          Further, the continued existence of the Capital Purchase Program investment subjects us to increased regulatory and legislative oversight. See “Risk Factors — Legislative and regulatory actions taken now or in the future to address the current liquidity and credit crisis in the financial industry may significantly affect our financial condition, results of operation, liquidity or stock price,” above.

          Industry competition may have an adverse effect on our success.

          Our profitability depends on our ability to compete successfully. We operate in a highly competitive environment. Certain of our competitors are larger and have more resources than we do and as a result may be perceived as stronger institutions. In our market areas, we face competition from other commercial banks, savings and loan associations, credit unions, internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and other financial intermediaries that offer similar services. Some of our non-bank competitors are not subject to the same extensive regulations that govern TSFG or Carolina First Bank and may have greater flexibility in competing for business. TSFG expects competition to intensify among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies. Should competition in the financial services industry intensify, TSFG’s ability to market its products and services may be adversely affected.

          We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.

          The holders our common stock are entitled to receive dividends when, as and if declared by our board of directors out of funds legally available. As a legal entity separate and distinct from its subsidiaries, TSFG depends on the payment of dividends from its subsidiaries for its revenues. Current federal law prohibits, except under certain circumstances and with prior regulatory approval, an insured depository institution from paying dividends or making any other capital distribution if, after making the payment or distribution, the institution would be considered “under-capitalized,” as that term is defined in applicable regulations. South Carolina banking regulations restrict the amount of dividends that the subsidiary bank, Carolina First Bank, can pay to TSFG, and may require prior approval before the declaration and payment of any excess dividend. Carolina First Bank is not presently able to pay dividends without the approval of such agencies.

          In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, such authority may require, after notice and hearing, that such bank cease and desist from such practice. Depending on the financial condition of Carolina First Bank, the applicable regulatory authority might deem us to be engaged in an unsafe or unsound practice if Carolina First Bank were to pay dividends. The Federal Reserve and other regulatory authorities have issued policy statements generally requiring insured banks and bank holding companies only to pay dividends out of current operating earnings.

          Payment of dividends could also be subject to regulatory limitations. For example, if Carolina First Bank became “under-capitalized” for purposes of the current law providing the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. Under uniform regulations defining the capital levels issued by each of the federal banking agencies, a bank is considered “well capitalized” if (1) it has a total risk-based capital ratio of 10% or greater, (2) it has a tier 1 risk-based capital ratio of 6% or greater, (3) it has a leverage ratio of 5% or greater, and (4) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” bank is defined as one that has (1) a total risk-based capital ratio of 8% or greater, (2) a tier 1 risk-based capital ratio of 4% or greater, and (3) a leverage ratio of 4% or greater. A bank is considered (A) “under-capitalized” if it has (1) a total risk-based capital ratio of less than 8%, (2) a tier 1 risk-based capital ratio of less than 4% or (3) a leverage ratio of less than 4%; (B) “significantly under-capitalized” if the bank has (1) a total risk-based capital ratio of less than 6%, (2) a tier 1 risk-based capital ratio of less than 3%, or (3) a leverage ratio of less than 3%; and (C) “critically under-capitalized” if the bank has a ratio of tangible equity to total assets equal to or less than 2%. As of September 30, 2009, Carolina First Bank met the definition of well capitalized for all applicable capital ratios.

          In addition, if any of our subsidiaries becomes insolvent, the direct creditors of that subsidiary will have a prior claim on its assets. Our rights and the rights of our creditors will be subject to that prior claim, unless we are also a direct creditor of that subsidiary.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          TSFG has repurchased shares of our common stock in private transactions and open-market purchases, as authorized by our Board. The amount and timing of stock repurchases will be based on factors, including but not limited to, management’s assessment of TSFG’s capital structure and liquidity, the market price of TSFG’s common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal, and accounting matters. The following table presents information about our stock repurchases for the three months ended September 30, 2009.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (in thousands)

July 1, 2009 to July 31, 2009	—		$—	—	$—
August 1, 2009 to August 31, 2009	183	(1)	1.94	—	—
September 1, 2009 to September 30, 2009	—		—	—	—

Total	183		$1.94	—	$—

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

          On July 15, 2009, 91,033 shares of common stock were issued in connection with the settlement of a shareholder lawsuit. This issuance of shares was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 4(2) thereof.

          On September 14, 2009, 94,500 shares of Preferred Stock Series 2009-A were converted into 23,988,422 common shares, which included 9,449,960 shares issued as an inducement to convert. This issuance of common shares was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 3a(9) thereof.

          On September 23, 2009, 90,876 shares of Preferred Stock Series 2008 were converted into 20,915,430 common shares, which included 6,934,507 shares issued as an inducement to convert. This issuance of common shares was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 3a(9) thereof.

Item 3. Defaults upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Securities Holders

          On September 11, 2009, TSFG held a Special Meeting of Shareholders. The results of the Special Meeting of Shareholders follow.

          Proposal #1 – Approve Amendment to TSFG’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 200,000,000 to 325,000,000. This proposed amendment was approved with 151,043,770 shares, or 81.6%, voting in favor, 4,836,993 shares voting against, and 1,704,067 shares abstaining.

          Proposal #2 – Approve the conversion of TSFG’s Mandatory Convertible Non-cumulative Preferred Stock, Series 2009-A (the “Series 2009-A Preferred Stock”) into approximately 23,988,425 shares of TSFG common stock in accordance with the conversion terms of the Series 2009-A Preferred Stock. This proposal was approved with 118,885,363 shares, or 95.3%, voting in favor, 4,455,698 shares voting against, and 1,355,627 shares abstaining.

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

Note for non-filed versions of this Form 10-Q

The above exhibits may be found on TSFG’s electronic filing of its September 30, 2009 Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”) and is accessible at no cost on TSFG’s web site, www.thesouthgroup.com, through the Investor Relations link. TSFG’s SEC filings are also available through the SEC’s web site at www.sec.gov.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, TSFG has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The South Financial Group, Inc.

Date: November 9, 2009	/s/ James R. Gordon

James R. Gordon
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)