Form 10-K
period 2009-12-31
SOUTH FINANCIAL GROUP INC
filed 2010-03-16
CIK 797871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009 or
☐	Transition report pursuant to section 12 or 15(d) of the Securities Exchange Act of 1934 for transition period from _______ to

Commission File Number: 0-15083
The South Financial Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

South Carolina	57-0824914
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

102 South Main Street, Greenville, South Carolina	29601
(Address of principal executive offices)	(Zip Code)
(864) 255-7900
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
None	None
(Title of Each Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2009, was approximately $187 million.

The number of shares of the Registrant's common stock, $1.00 par value, outstanding on March 5, 2010 was 215,625,225.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to the 2010 Annual Meeting of Shareholders filed with the Securities and Exchange Commission are specifically identified and incorporated by reference into Part II and III.

The Exhibit Index begins on page 141.

Index

PART I

Item 1.	Business

The Company

The South Financial Group, Inc., a South Carolina corporation headquartered in Greenville, South Carolina, is a bank holding company. “TSFG” refers to The South Financial Group, Inc. and its subsidiaries, except where the context requires otherwise. TSFG operates principally through Carolina First Bank, a South Carolina-chartered commercial bank headquartered in Greenville, South Carolina, which conducts banking operations in South Carolina and North Carolina (as Carolina First) and in Florida (as Mercantile).

TSFG's subsidiaries provide a full range of financial services, including deposits, loans, treasury management, investments, wealth management, and private banking services. At December 31, 2009, TSFG conducted business through 83 branch offices in South Carolina, 67 in Florida, and 27 in North Carolina. At December 31, 2009, TSFG had $11.9 billion in assets, $8.4 billion in loans, $9.3 billion in deposits, and $993.2 million in shareholders' equity.

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

TSFG focuses on Southeastern banking markets which have historically had long-term growth potential. TSFG has emphasized internal growth through the acquisition of market share from the large out-of-state bank holding companies and other competitors. It attempts to acquire market share by providing quality banking services and personal service to individuals and business customers.

Available Information

All of TSFG’s electronic filings with the United States Securities and Exchange Commission (“SEC”), including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible at no cost on TSFG’s web site, www.thesouthgroup.com, through the “Investor Relations” link. In addition, through the “Corporate Governance” link, TSFG makes available its Corporate Governance Guidelines, Code of Conduct, Code of Ethics for Senior Executive and Financial Officers, Whistleblower Policy, Policy Regarding Consideration of Director Candidates Recommended by Shareholders, Excessive and Luxury Expenditure Policy, and charters for Board Committees, including the Executive, Audit, Compensation, Nominating and Corporate Governance, and Risk Committees. TSFG’s SEC filings are also available through the SEC’s web site at www.sec.gov.

Subsidiary Bank

TSFG manages its banking operations by dividing its franchise into Carolina First (North and South Carolina) and Mercantile (Florida) and then into eleven banking markets run by market presidents. This structure allows TSFG to operate like a community bank focusing on personal customer service. However, because of the size of the overall organization, TSFG’s subsidiary bank can also offer a full range of sophisticated products and services more typical of larger regional banks.

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

Index

•	the Myrtle Beach, Georgetown, and Wilmington metropolitan areas (located in the North Coast of South Carolina and Wilmington, North Carolina ); and
•	the Charleston and Hilton Head metropolitan areas (located in the South Coast of South Carolina).

TSFG entered Florida in 1999 with two acquisitions in central Florida and a de novo branch in Jacksonville. Since then, TSFG has completed five other Florida acquisitions. Carolina First Bank currently operates (as Mercantile) in five principal Florida market areas:

•	the Jacksonville metropolitan area (located in the North East Florida region);
•	the Gainesville metropolitan area (located in the North Central region);
•	the Orlando metropolitan area and the Marion County area (located in the Central Florida region);
•	the Tampa Bay metropolitan area (located in the Tampa Bay region); and
•	the Palm Beach County, Miami-Dade County, and Broward County area (located in the South Florida region).

Because some of our markets are resort areas that are seasonal in nature, most of the businesses in those markets, including financial institutions, are subject to moderate swings in activity between the winter and summer months. Otherwise, Carolina First Bank’s business is not subject to significant seasonal factors.

Carolina First Bank targets small business and middle-market companies, retail consumers, and high-net worth clients in its markets and surrounding areas. Carolina First Bank provides a full range of banking services, including deposits and loans; treasury management; investments; and wealth management and private banking services. Carolina First Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

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

Carolina First Community Development Corporation. In 2003, Carolina First Bank formed a subsidiary, Carolina First Community Development Corporation (“CFCDC”), to underwrite low-income community business loans. CFCDC has been certified by the Department of the Treasury as a qualified Community Development Entity and has received allocations totaling $260 million under the 2007, 2008, and 2009 New Markets Tax Credit Program, a federal program which offers tax incentives in connection with making equity and debt investments in borrowers and projects located in low to moderate income census tracts.

Carolina First Mortgage Loan Trust. TSFG has one real estate investment trust subsidiary (“REIT”), which has issued preferred securities to institutional investors as a means of raising regulatory capital. It does not engage in other activities apart from the internal management of its assets and liabilities.

Carolina First Insurance Services, Inc. In 2005, TSFG combined Gardner Associates, Inc., which operates an insurance agency business primarily in the Midlands area of South Carolina, with several of its smaller insurance subsidiaries to create Carolina First Insurance Services, Inc.

Summit Title, LLC. In April 2004, TSFG acquired the stock of Summit Title, LLC (“Summit”), a North Carolina limited liability company. Summit is a title insurance agency based in Hendersonville, North Carolina.

During 2009, TSFG sold two subsidiaries, American Pensions, Inc., a retirement plan administrator, and Koss Olinger, a financial planning group, to third parties.

Business Segments

Item 8, Note 32 to the Consolidated Financial Statements discusses TSFG's business segments, which information is incorporated herein by reference.

Index

Competition

Each of TSFG's markets is highly competitive with the largest banks in their respective states represented. The competition among the various financial institutions is based upon a variety of factors including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. In addition to banks and savings associations, TSFG competes with other financial institutions, such as securities firms, insurance companies, credit unions, leasing companies, and finance companies.

The banking industry continues to consolidate, which presents opportunities for TSFG to gain new business. However, consolidation may further intensify competition if additional financial services companies enter TSFG’s market areas through the acquisition of local financial institutions. In the current market environment, new owners of failed banks with more capital and FDIC loss share arrangements (i.e., private equity firms) may also serve to intensify competition.

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

Employees

At December 31, 2009, TSFG and its subsidiaries employed 2,214 full-time equivalent employees. TSFG provides a variety of benefit programs including retirement plans and health, life, disability, and other insurance. TSFG also maintains training, educational, and affirmative action programs designed to prepare employees for positions of increasing responsibility. TSFG believes that its relations with employees are good.

Executive Officers of the Registrant (Section 16 Reporting Persons)

TSFG’s executive officers (reporting persons under Section 16 of the Securities Exchange Act of 1934) are appointed by the Board of Directors and set forth below as of March 1, 2010.

Name	Age	TSFG Offices Currently Held	TSFG Officer Since
H. Lynn Harton	48	President and Chief Executive Officer	2007
Tanya A. Butts	51	Executive Vice President – Chief Operations and Technology Officer	2009
William P. Crawford, Jr.	47	Executive Vice President – Chief Legal and Risk Officer and Secretary	2002
J. Ernesto Diaz	44	President – Mercantile	2008
Robert A. Edwards	45	Executive Vice President – Chief Credit Officer	2008
Christopher S. Gompper	50	Interim President – Carolina First	2008
James R. Gordon	44	Senior Executive Vice President – Chief Financial Officer	2007
Christopher G. Speaks	44	Executive Vice President – Chief Accounting Officer	2008

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

Ms. Butts joined TSFG as Chief Operations Officer in January 2006 and currently serves as Executive Vice President, Chief Operations and Technology Officer. From late 2004 to 2006, Ms. Butts served as a strategy consultant for FIS Management Services LLC in Jacksonville, Florida. From 2003 until late 2004, Ms. Butts served in various senior management roles at Colonial Bank including Chief Operations Officer.

Index

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

Mr. Gompper joined TSFG in June 2005 and currently serves as Interim President of Carolina First. Prior to joining TSFG, Mr. Gompper served in various senior management roles with AmSouth from January 2003 to late 2004.

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

Index

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

Index

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

Other Regulations. Interest and certain other charges collected or contracted for by TSFG subsidiaries are subject to state usury laws and certain federal laws concerning interest rates, including limits on rates paid if the Company falls below “well capitalized.” TSFG's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers. The deposit operations of Carolina First Bank are also subject to various laws and regulations, such as the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic services. In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, amends Regulation E to prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.

Index

Dividends

From a corporate law perspective, the holders of TSFG's common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available. Because TSFG is a legal entity separate and distinct from its subsidiaries and because it does not conduct revenue-generating operations at the holding company level, TSFG depends on the payment of dividends from its subsidiaries for its revenues. Current federal law prohibits, except under certain circumstances and with prior regulatory approval, an insured depository institution from paying dividends or making any other capital distribution if, after making the payment or distribution, the institution would be considered "undercapitalized," as that term is defined in applicable regulations. In addition, South Carolina banking regulations restrict under certain circumstances the amount of dividends that the subsidiary bank can pay to TSFG. The terms of TSFG’s preferred stock include a restriction on declaring or paying common dividends unless all preferred dividends are paid. Also, the Federal Reserve has the authority to prohibit TSFG from paying a dividend on its common and preferred stock and trust preferred securities. During 2009, TSFG suspended dividend payments on its common stock. Effective first quarter 2010, TSFG suspended dividend payments on its preferred stock and all remaining outstanding equity and capital instruments, including its trust preferred and REIT preferred securities. Based on informal communications from federal banking regulators, currently none of TSFG or Carolina First Bank, or any of their respective subsidiaries (including, but not limited to, the real estate investment trust subsidiary) are permitted to pay dividends on capital securities.

Capital Adequacy

TSFG. The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. Under these guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "tier 1 capital," principally consisting of common shareholders' equity, non-cumulative preferred stock, a limited amount of cumulative perpetual preferred stock, and mandatory redeemable preferred stock, less certain goodwill items and disallowed deferred tax assets. The remainder (tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the allowance for loan losses. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of tier 1 capital (as determined under applicable rules) to average total consolidated assets of at least 3% in the case of bank holding companies which have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies, including TSFG, are required to maintain a ratio of at least 4%. At December 31, 2009, TSFG's capital levels exceeded both the risk-based capital guidelines and the applicable minimum leverage capital ratio.

Carolina First Bank. Carolina First Bank is subject to capital requirements imposed by the FDIC. The FDIC requires state-chartered nonmember banks to comply with risk-based capital standards substantially similar to those required by the Federal Reserve, as described above. The FDIC also requires state-chartered nonmember banks to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC's leverage capital requirement, state nonmember banks that (i) receive the highest rating during the examination process and (ii) are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of tier 1 capital to average assets; all other banks, including Carolina First Bank, are required to maintain an absolute minimum leverage ratio of not less than 4%. However, the FDIC may impose higher standards based on review of the bank’s financial condition. As of December 31, 2009, Carolina First Bank exceeded each of the applicable regulatory capital requirements.

Deposit Insurance Assessments

Substantially all of the deposits of Carolina First Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. Carolina First Bank expensed FDIC insurance premiums of $28.0 million and $9.6 million, respectively, in 2009 and 2008 which included $606,000 and $36,000, respectively, in additional premiums associated with participation in the Transaction Account Guarantee Program (see below). The 2009 expense also included a $5.7 million special assessment by the FDIC. During 2009, the FDIC required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. As a result, TSFG paid $89.4 million in prepaid assessments to the FDIC in fourth quarter 2009, of which $5.9 million was expensed in 2009, with the remaining $83.5 million to be recognized over the next three years based on the FDIC assessment. FDIC insurance premiums are expected to increase based in part on the adoption of a uniform three-basis point increase to assessment rates effective January 1,

Index

2011. The FDIC assessment rate could also increase due to downgrades in Carolina First Bank’s risk category which is impacted by changes in the regulatory rating by the FDIC and the capital ratios of the bank.

In addition, TSFG expensed $1.1 million in each of 2009 and 2008 in Financing Corporation (“FICO”) assessments related to outstanding FICO bonds to the FDIC as collection agent. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

Emergency Economic Stabilization Act of 2008

The Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law on October 3, 2008. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The U.S. Treasury has since injected capital into many financial institutions, including TSFG, under the Troubled Asset Relief Program Capital Purchase Program (the “CPP”). On December 5, 2008, TSFG entered into a Securities Purchase Agreement–Standard Terms with the U.S. Treasury pursuant to which, among other things, TSFG sold preferred stock and warrants to the U.S. Treasury for an aggregate purchase price of $347.0 million. Under the terms of the CPP, TSFG is prohibited from increasing dividends on its common stock, and from making certain repurchases of equity securities, including its common stock, without the U.S. Treasury’s consent. Furthermore, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including TSFG’s common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. If dividends payable on the shares of preferred stock have not been paid for six quarterly dividend periods or more, whether or not consecutive, the authorized number of directors of TSFG shall automatically be increased by two, and the U.S. Treasury would have the right to elect two directors to the board.

Temporary Liquidity Guarantee Program

In November 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLGP”). The TLGP was announced by the FDIC in October 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012 (extended from June 30, 2012 by subsequent amendment), certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before October 31, 2009 (extended from June 30, 2009 by subsequent amendment) and (ii) provide full FDIC deposit insurance coverage for noninterest-bearing transaction deposit accounts and certain interest-bearing checking accounts (for which the rate paid will not exceed 50 basis points) held at participating FDIC insured institutions through June 30, 2010 (extended from December 31, 2009, subject to an opt-out provision, by subsequent amendment), otherwise known as the Transaction Account Guarantee Program (“TAGP”). The Company opted into the TAGP. The fee assessment for deposit insurance coverage was 10 basis points per quarter during 2009 on amounts in covered accounts exceeding $250,000. During the six-month extension period in 2010, the fee assessment increases based on an institution’s rating under the risk-based premium system.

Other Safety and Soundness Regulations

Prompt Corrective Action. Current law provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon the capitalization of the institutions. Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater. A bank is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4%; (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a tier 1 risk-based capital ratio of less than 3%, or (iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%. As of December 31, 2009, Carolina First Bank met the definition of well capitalized.

Index

Under certain circumstances, a well capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. Institutions that are adequately but not well capitalized cannot accept, renew or rollover brokered deposits except with a waiver from the FDIC and are subject to limitations on the maximum interest rates that can be paid on deposits. Undercapitalized institutions may not accept, renew or rollover brokered deposits.

The banking regulatory agencies are permitted or, in certain cases, required to take certain actions with respect to institutions falling within one of the three undercapitalized categories. Depending on the level of an institution’s capital, the agencies’ corrective powers include, among other things:

•	prohibiting the payment of principal and interest on subordinated debt;
•	prohibiting the holding company from making distributions without prior regulatory approval;
•	placing limits on asset growth and restrictions on activities;
•	placing additional restrictions on transactions with affiliates;
•	limiting the maximum interest rate the institution may pay on deposits;
•	prohibiting the institution from accepting deposits from correspondent banks; and
•	in the most severe cases, appointing a conservator or receiver for the institution.

A banking institution that is in any of the three undercapitalized categories is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

Transactions between TSFG, its Subsidiaries, and Affiliates

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

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or its nonbank subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. Such restrictions may limit TSFG's ability to obtain funds from its bank subsidiary for its cash needs, including funds for acquisitions, interest, and operating expenses. Certain of these restrictions are not applicable to transactions between a bank and a savings association owned by the same bank holding company, provided that every bank and savings association controlled by such bank holding company complies with all applicable capital requirements without relying on goodwill.

In addition, under the BHCA and certain regulations of the Federal Reserve, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services.

Anti-Money Laundering Legislation

TSFG’s banking subsidiary is subject to the Bank Secrecy Act and its implementing regulations and other anti-money laundering laws and regulations, including the USA Patriot Act of 2001. Among other things, these laws and regulations require financial institutions such as TSFG to take steps to prevent the use of its banking subsidiary for facilitating the flow of illegal or illicit money, to report large currency transactions and to file suspicious activity reports. TSFG is also required to develop and implement a comprehensive anti-money laundering compliance program. TSFG must also have in place appropriate "know your customer" policies and procedures. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

Index

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

Our business, operating results and/or the market price of our common stock may be significantly affected by a number of factors, including the following:

Our ability to raise additional capital could be limited and this could affect our liquidity and could be dilutive to existing shareholders.

In order to remain well capitalized under federal banking agencies’ guidelines and to satisfy higher regulatory capital expectations generally, we believe that we will need to raise substantial additional capital to absorb the potential future credit losses associated with the disposition of our nonperforming assets. We may also be required or choose to raise further additional capital for strategic, regulatory or other reasons. Current conditions in the capital markets are such that traditional sources of capital may not be available to us on reasonable terms if we need to raise additional capital. In such case, there is no guarantee that we will be able to successfully raise additional capital at all or on terms that are favorable or otherwise not materially dilutive to existing shareholders.

Regulatory actions could have a material negative effect on our business, operations, financial condition, results of operations or the value of our common stock.

Given our asset quality and earnings performance, if we are not able to substantially increase our regulatory capital in the near term, we believe that it is likely that our regulators would request that we stipulate to a consent order, to be entered into between the bank and each of its banking regulators. If this occurs we will become subject to additional, heightened enforcement actions and orders. The terms of any such consent order could have a material adverse effect on our business, operations, financial condition, results of operations or the value of our common stock.

Index

A consent order would, among other things, result in us being deemed “adequately capitalized” (irrespective of the fact that we may be “well capitalized”) and could require that we raise additional capital within a specified timeframe and limit our access to the brokered CD market and restrict the rates we can offer on customer deposits. If we are unable to raise the capital required or otherwise comply with the terms of any such consent order, further regulatory actions could be taken, and our ability to operate as a going concern could be negatively impacted. Furthermore, because such consent orders are public, there could be an adverse customer or market reaction to such announcement, which could put further pressure on our funding capability and liquidity needs.

Our access to the capital markets and other sources of funding and liquidity remains under pressure.

We fund our business operations through a combination of customer deposits, other customer funding and wholesale borrowing (including short-term and long-term borrowings as well as brokered deposits). These funding sources have been less available and have become more expensive in recent periods as a result of our financial performance, including the performance of our loan portfolio, decreased confidence in the financial markets generally among borrowers, lenders and depositors, as well as disruption and extreme volatility in the capital and credit markets and the failure of some entities in the financial sector. Our customer deposit funding has been low relative to peers because of our traditional focus on commercial lending, which has caused us to utilize wholesale funding to a greater degree than some of our peers. Customer deposits typically provide cost and liquidity advantages relative to wholesale funding, particularly in a higher interest rate environment. We have been working to strengthen our liquidity by shifting into customer deposits, reducing our reliance on wholesale funding and, where we do rely on wholesale funding, shifting to longer-term and more diversified borrowings. However, we may not be successful in increasing customer deposits or otherwise improving our funding capability and liquidity. With increased concerns about bank failures, traditional deposit customers are increasingly concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits from our subsidiary bank in an effort to ensure that the amount that they have on deposit is fully insured. The termination of the FDIC's temporary transactional account guarantee program, scheduled to occur June 30, 2010 could put further pressure on our ability to retain certain deposits.

Any occurrence that limits participation in the capital markets or our access to the capital markets, such as the loss of access to the brokered CD market, the Federal Reserve Bank discount window or FHLB advances, a further downgrade of our debt ratings, or a loss of our well capitalized status, may adversely affect our capital costs, our ability to raise capital and our ability to raise capital on terms that meet our funding and liquidity needs. The failure to establish and maintain appropriate funding and capital markets access on acceptable terms when needed could have a material adverse effect on our businesses, financial condition and results of operations, the willingness of certain counterparties and customers to do business with us and on the potential for criticism or adverse action by our regulators or the rating agencies.

Among other things, if we fail to remain well capitalized for bank regulatory purposes, because we do not qualify under the minimum capital standards or the FDIC otherwise downgrades our capital category, it could affect customer confidence, the rates we are allowed to pay on customer deposits, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock, and our ability to make acquisitions, and we would not be able to accept brokered deposits without prior FDIC approval. To be well capitalized, a bank must generally maintain a leverage capital ratio of at least 5%, a tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. However, our regulators could require us to increase our capital levels. For example, regulators frequently require financial institutions with high levels of classified assets to maintain a leverage ratio of at least 8% and could also impose other and even higher regulatory capital requirements. Our failure to remain well capitalized or to maintain any higher capital requirements imposed on us could negatively affect our business, results of operations and financial condition, generally.

If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations and financial condition.

The NASDAQ’s listing requires that companies have a minimum bid price of $1 per share.

NASDAQ rules classify a security as “deficient” if it has a closing bid price of less than $1 per share for thirty consecutive business days. Once deficient, issuers have an automatic 180-day period to regain compliance by having a closing bid price of at least $1 per share for ten consecutive business days, and can receive an additional 180 days if all other listing requirements are met. On December 4, 2009, we received a letter from the NASDAQ notifying us of our non-compliance with such minimum bid price requirement. As a result, we have until June 2, 2010 to comply with the minimum bid price requirement. If we do not regain compliance with the minimum bid price rule by that date, we may appeal the delisting determination or we could be eligible for an additional grace period of 180 days if we apply to transfer the listing of our common shares to The NASDAQ Capital Market. If we do not meet this listing requirement, liquidity in our stock could be materially and adversely affected.

Index

Issuances or sales of common stock or other equity securities could result in an “ownership change” as defined for U.S. federal income tax purposes. In the event an “ownership change” were to occur, our ability to utilize a significant portion of our U.S. federal and state tax net operating losses could be impaired, and we could lose certain built-in losses that have not been recognized for tax purposes as a result of the operation of Section 382 of the Internal Revenue Code of 1986, as amended.

Our ability to use certain realized net operating losses and unrealized built-in losses to offset future taxable income may be significantly limited if we experience an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986, as amended. An “ownership change” under Section 382 generally occurs if the aggregate percentage ownership of the stock of the corporation held by one or more “five-percent shareholders” increases by more than fifty percentage points over such shareholders’ lowest percentage ownership during the testing period, which is generally the three year-period ending on the transaction date. Upon an “ownership change,” a corporation generally is subject to an annual limitation on its utilization of pre-change losses and certain recognized built-in losses equal to the value of the stock of the corporation immediately before the “ownership change,” multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation is increased each year to the extent that there is an unused limitation in a prior year. Since U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation also effectively provides a cap on the cumulative amount of pre-change losses and certain recognized built-in losses that may be utilized. Pre-change losses and certain recognized built-in losses in excess of the cap are effectively lost.

The relevant calculations under Section 382 are technical and highly complex. In some circumstances, issuances or sales of our stock (including any debt-for-equity exchanges and certain transactions involving our stock that are outside of our control) could result in an “ownership change” under Section 382. An “ownership change” could occur if, due to the sale or issuance of additional common stock, the aggregate ownership of one or more persons treated as “five-percent shareholders” were to increase by more than fifty percentage points over such shareholders’ lowest percentage ownership during the relevant testing period. As of December 31, 2009, our federal net operating loss carryforward was approximately $468.5 million. If an “ownership change” were to occur, we believe we would permanently lose the ability to realize a portion of the net operating loss carryforwards and a portion of the net unrealized built-in losses, which could adversely impact our ability to recognize capital from the potential future release of our valuation allowance.

If an “ownership change” were to occur, it is possible that the limitations imposed on our ability to use pre-change losses and certain recognized built-in losses could cause a net increase in our U.S. federal income tax liability and U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect.

Based on available information, we have estimated that the aggregate percentage ownership change over the testing period through the current date is approximately 45%. In reviewing the calculation, we have concluded that if we choose or are required to raise additional capital (including conversion of other capital instruments), an “ownership change” under Section 382 is likely. Also, due to the infrequent reporting requirements for “five-percent shareholders,” an “ownership change” could occur and not be known to us until reported by the new or existing “five-percent shareholder.”  We are not able to estimate the impact of an “ownership change” because the limitation on the utilization of the pre-change losses and certain recognized built-in losses is calculated as of the date of the “ownership change” and is affected, among other things, by the value of our stock on that date.

We have incurred significant losses and will incur additional losses.

We incurred a net loss available to common shareholders of $736.9 million, or $5.22 loss per share for the year ended December 31, 2009, and $568.8 million, or $7.78 loss per share, for the year ended December 31, 2008. These losses are primarily a result of losses in our loan portfolio and associated write-offs of goodwill, as well as the increase in our deferred tax asset valuation allowance, and we expect to continue to incur losses in 2010. Additional detail regarding various matters relating to our credit exposure, portfolio concentrations, nonperforming assets and related matters is included below.

Our geographic and product concentrations and the downturn in the real estate market have significantly affected our results of operations, and further credit deterioration could have further adverse effects on collateral values and borrowers’ ability to repay, and consequently our financial condition and results of operations.

Our commercial, real estate and consumer loans are concentrated predominantly in South Carolina, western North Carolina and larger markets in Florida. In addition, commercial real estate

Index

loans in South Carolina, North Carolina and Florida represented approximately 42% of our total loan portfolio as of December 31, 2009. Included in these commercial real estate loans are loans related to residential construction, which represented approximately 10% of our total loan portfolio as of December 31, 2009. Because of the concentration of real estate and other loans in the same geographic regions, adverse economic conditions in these areas have contributed to higher rates of loss and delinquency on our loans than if the loans had been more diversified on a geographic or product basis.

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

As noted above, as part of our credit quality and risk management efforts, we have been seeking to reduce our levels of problem loans and nonperforming assets, address weaknesses in lending relationships and manage geographic and product lending concentrations. However, while we expect that these actions will help mitigate the overall effects of the credit down cycle, the weaknesses in our loan portfolio are expected to continue, and we will continue to have substantial geographic and product concentrations even with respect to new loans. Accordingly, it is anticipated that our nonperforming asset and charge-off levels will remain elevated and could accelerate as a result of efforts (including by further charge-offs and loan sales) to reduce our levels of problem loans. In addition, our regulators could require us to take more aggressive measures in the future in connection with our nonperforming assets. If we are not successful in our efforts to successfully manage our existing loan portfolio or new lending activities, or if we experience higher than expected delinquencies and greater than expected charge-offs in future periods, we could experience additional credit losses that materially and adversely affect our financial condition, our results of operations and our capital position. We are currently operating under increased regulatory scrutiny, and we could be exposed to increased potential for criticism or adverse action by our regulators or the rating agencies due to our credit quality.

Credit losses, in particular credit losses in excess of what we anticipate, impact our earnings, capital, and operations.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their contractual terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and have had a material adverse effect on our operating results. Our credit risk with respect to our real estate and construction loan portfolio relates principally to the creditworthiness of corporations and the value of the real estate serving as security for the repayment of loans. Our credit risk with respect to our commercial and consumer loan portfolio relates principally to the general creditworthiness of businesses and individuals within our local markets.

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

Index

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

We may be required to pay significantly higher FDIC premiums in the future.

A significant increase in insured institution failures during 2009 has resulted in a decline in the designated reserve ratio of the Deposit Insurance Fund (“DIF”) to historical lows. On November 12, 2009, the FDIC adopted a final rule requiring substantially all institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  On September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning in 2011. As a result, an institution’s total base assessment rate for purposes of estimating an institution’s prepaid assessment for 2011 and 2012 will be increased by an annualized 3 basis points beginning in 2011. Again for purposes of calculating the amount that an institution will prepay, an institution’s third quarter 2009 assessment base will be increased quarterly at a 5 percent annual growth rate through the end of 2012.  At least semi-annually hereafter, the FDIC will update its loss and income projections for the DIF. If necessary to return the reserve ratio to its mandated minimum, the FDIC could increase assessment rates during its restoration period, which could have an adverse impact on our results of operations. The FDIC assessment rate could also increase due to downgrades in Carolina First Bank’s risk category which is impacted by changes in the regulatory rating by the FDIC and the capital ratios of the bank.

While we currently do not pay dividends on our common stock, holders of our common stock may be unable to use the dividends-received deduction with respect to any distributions we may make on our common stock in the future.

While we currently pay no dividends on our common stock, if we were to pay a dividend or other distribution on our common stock, distributions paid to corporate U.S. holders on our common stock may be eligible for the dividends received deduction if we have current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. Although we believe we have accumulated earnings and profits at December 31, 2009, we may not have sufficient current or accumulated earnings and profits during future taxable years for the distributions on our common stock to qualify as dividends for federal income tax purposes. If any distributions on our common stock with respect to any taxable year are not eligible for the dividends-received deduction because of insufficient current or accumulated earnings and profits, the amount for which you may be able to sell our common stock may decline.

We may not pay dividends on our common stock unless all accrued and unpaid dividends for all past dividend periods are fully paid on our outstanding Series T Preferred Stock issued to the U.S. Treasury.

We are prohibited from paying dividends on our common stock until all accrued and unpaid dividends are paid on our Series T Preferred Stock issued to the U.S. Treasury. Additionally, if we do not pay dividends on the shares of Series T Preferred Stock for six quarterly dividend periods or more, the authorized number of directors on our board will automatically increase by two, and the U.S. Treasury will have the right to elect two directors to our board. In first quarter 2010, we suspended dividend payments on our Series T Preferred Stock and all remaining outstanding equity and capital instruments.

We may not be able to redeem the Series T Preferred Stock and the warrant sold to the U.S. Treasury.

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

Index

Further, the continued existence of the Capital Purchase Program investment subjects us to increased regulatory and legislative oversight. See “Risk Factors — Legislative and regulatory actions taken now or in the future to address the current liquidity and credit crisis in the financial industry may significantly affect our financial condition, results of operation, liquidity or stock price,” below.

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

Since mid-2007, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. Over this period, the global markets were characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but also subsequently in companies in a number of other industries and in the broader markets.

Market conditions also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders suffered significant losses and became reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008 and 2009, the U.S. government, the Federal Reserve and other regulators took numerous steps to increase liquidity and to restore investor confidence, including investing in the equity of banking organizations, but certain asset values have continued to decline and access to liquidity continues to be constrained.

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

Changes in interest rates can negatively affect the performance of most of our investments. Interest rate volatility can reduce unrealized gains or create unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including central government monetary policies, domestic and international economic and political conditions, and other factors beyond our control. Fluctuations in interest rates affect our returns on, and the market value of, our investment securities.

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

Index

Legislative and regulatory actions taken now or in the future to address the current liquidity and credit crisis in the financial industry may significantly affect our financial condition, results of operation, liquidity or stock price.

Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus on and scrutiny of the financial services industry. The U.S. government has intervened on an unprecedented scale. In addition to the Capital Purchase Program (in which we participated) under the Troubled Asset Relief Program (“TARP”) announced in 2008, the U.S. government has taken steps that include enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insurance on bank deposits. The U.S. Congress, through the Emergency Economic Stabilization Act of 2008 (“EESA”) and the American Recovery and Reinvestment Act of 2009 (“ARRA”), also has imposed a number of restrictions and limitations on the operations of financial services firms participating in the federal programs. There can be no assurance as to the impact that these programs and measures will have on the financial markets, including the high levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. The failure of these programs and measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our common stock.

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

Index

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

In addition, Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. It is likely that there will be significant changes to the banking and financial institutions regulatory regimes in the near future in light of the recent performance of and government intervention in the financial services sector. Changes to statutes, regulations, regulatory policies, or regulatory ratings (including changes in interpretation or implementation), could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit access to certain funding sources, limit the types of financial services, products, and rates we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things.

Our credit ratings are reviewed periodically, and could be subject to further downgrade.

Our credit ratings are currently below investment grade. A further downgrade to our, or our affiliates’, credit ratings could increase our cost of funds and negatively impact our profitability, or could lead to a loss of deposits due to decreased depositor confidence. Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, and level and quality of earnings. In addition, ratings agencies have themselves been subject to scrutiny arising from the financial crisis and there is no assurance that ratings agencies will not make or be required to make substantial changes to their ratings policies and practices or that such changes would not affect ratings of our securities or of securities in which we have an economic interest. Failure to raise additional capital, further credit quality deterioration and other factors relating to our business could cause us to have lower capital ratios, which could result in the further downgrade of our credit ratings.

Our stock price can be volatile in response to a number of factors.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:  variations in our quarterly operating results; recommendations by securities analysts; significant acquisitions or business combinations; performance of other companies that investors deem comparable to us; news reports relating to trends, concerns and other issues in the financial services industry; and changes in government regulations. General market fluctuations, industry factors, and general economic and political conditions and events could also cause our stock price to decrease regardless of our operating results. Declining stock prices could create customer concern, which could weaken our competitive position and, in turn, adversely affect our financial condition and results of operations.

Industry competition may have an adverse effect on our success.

Our profitability depends on our ability to compete successfully. We operate in a highly competitive environment. Certain of our competitors are larger and have more resources than we do and as a result may be perceived as stronger institutions. In our market areas, we face competition from other commercial banks, savings and loan associations, credit unions, internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and other financial intermediaries that offer similar services. Some of our non-bank competitors are not subject to the same extensive regulations that govern TSFG or Carolina First Bank and may have greater flexibility in competing for business. We expect competition to intensify among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies. Should competition in the financial services industry intensify, our ability to market our products and services may be adversely affected.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain skilled people. Competition for the best people in most activities engaged in by us can be intense, and we may not be able to hire sufficiently skilled people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our markets, years of industry experience, and the difficulty of promptly finding qualified replacement personnel. Moreover, our current trading price, reported losses and other matters have, and will likely continue to, hurt our ability to retain and hire employees.

Index

Significant litigation could have a material adverse effect on us.

We face legal risks in our business, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against us may have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects.

We rely on our systems and certain counterparties, and certain failures could materially adversely affect our operations.

Our businesses are dependent on our ability to process, record and monitor a large number of complex transactions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. Third parties with which we do business could also be sources of operational risk to us, including relating to breakdowns or failures of such parties’ own systems. Any of these occurrences could diminish our ability to operate one or more of our businesses, or result in potential liability to clients, reputational damage and regulatory intervention, any of which could materially adversely affect us. If personal, confidential or proprietary information of customers or clients in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. We may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages, natural disasters, disease pandemics or other damage to property or physical assets, or events arising from local or larger scale politics, including terrorist acts. Such disruptions may give rise to losses in service to customers and loss or liability.

Our framework for managing risks may not be effective in mitigating risk and loss.

Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and could be materially adversely affected.

We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.

From a corporate law perspective, the holders of our common stock are entitled to receive dividends when, as and if declared by our board of directors out of funds legally available. Because TSFG is a legal entity separate and distinct from its subsidiaries and because it does not conduct revenue-generating operations at the holding company level, TSFG depends on the payment of dividends from its subsidiaries for its revenues. Current federal law prohibits, except under certain circumstances and with prior regulatory approval, an insured depository institution from paying dividends or making any other capital distribution if, after making the payment or distribution, the institution would be considered “under-capitalized,” as that term is defined in applicable regulations. In addition, South Carolina banking regulations restrict under certain circumstances the amount of dividends that the subsidiary bank, Carolina First Bank, can pay to TSFG.

In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, such authority may require, after notice and hearing, that such bank cease and desist from such practice. Depending on the financial condition of Carolina First Bank, the applicable regulatory authority might deem us to be engaged in an unsafe or unsound practice if Carolina First Bank were to pay dividends. The Federal Reserve and other regulatory authorities have issued policy statements generally requiring insured banks and bank holding companies only to pay dividends out of current operating earnings. Payment of dividends could also be subject to regulatory limitations. For example, if Carolina First Bank became “under-capitalized,” current law provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions.

Based on informal communications from federal banking regulators, currently none of TSFG or Carolina First Bank, or any of their respective subsidiaries (including, but not limited to, the real estate investment trust subsidiary) are permitted to pay dividends on capital securities.

Index

In addition, if any of our subsidiaries becomes insolvent, the direct creditors of that subsidiary will have a prior claim on its assets. Our rights and the rights of our creditors will be subject to that prior claim, unless we are also a direct creditor of that subsidiary.

Our historical financial information may not permit you to predict our cost of operations.

In addition to the impact on our provision for credit losses and charge-offs, the current credit environment has adversely affected our noninterest expenses. We have recorded significant write-downs and losses on sales of foreclosed properties, write-downs and losses on sales of loans and impairment of long-lived assets and goodwill, all of which are reported in noninterest expense. In addition, increased regulatory assessments and loan collection expense have also impacted noninterest expense. The magnitude and volatility in these line items may make it hard for you to accurately predict our basic cost of operations, absent the impact of credit.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

TSFG's principal executive offices are located at 102 South Main Street, Greenville, South Carolina. TSFG leases approximately 111,000 square feet of this location, which also houses Carolina First Bank's Greenville main office branch. The majority of TSFG's administrative functions presently reside at this location. TSFG owns a 130,000 square foot building in Lexington, South Carolina which houses the technology and operations departments. TSFG leases the land for the technology building under a 30 year lease. In addition, TSFG leases non-banking office space in 18 locations in South Carolina, North Carolina, and Florida.

TSFG occupies approximately 60,000 square feet of its corporate campus. See Item 8, Note 11 to the Consolidated Financial Statements for a discussion of TSFG’s decision to market its campus facility for sale.

At December 31, 2009, TSFG operated 177 branch offices, including 83 in South Carolina, 67 in Florida, and 27 in North Carolina. Of these locations, TSFG or one of its subsidiaries owns 101 locations, which includes 21 locations with land leases, and leases 76 locations. In addition, TSFG or one of its subsidiaries owns 7 stand-alone ATM locations, including 5 locations with land leases, and leases 22 locations.

Item 3.	Legal Proceedings

In March 2009, Carolina First Bank was named as a defendant in a complaint filed in the In re Louis J. Pearlman bankruptcy pending in the United States Bankruptcy Court, Middle District of Florida, Orlando Division. The complaint seeks, among other things, to avoid certain fraudulent transfers Carolina First Bank allegedly received in connection with repayment of a loan and alleges approximately $24 million in compensatory damages, plus punitive damages. TSFG intends to vigorously defend the allegations and has moved to dismiss the complaint, or in the alternative, for a more definite statement. In April 2009, Bank of America, Fifth Third Bank, Carolina First Bank, Sun Trust Bank, and Dun & Bradstreet, Inc. were named as defendants in a complaint captioned Elizabeth Groom, et. al v. Bank of America, et. al, which is pending in the United States District Court for the Middle District of Florida. The Groom complaint seeks unspecified damages relating to individual investor losses resulting from a “Ponzi scheme” allegedly orchestrated by Louis J. Pearlman over a period spanning several decades. TSFG intends to vigorously defend the allegations and has moved to dismiss the complaint, or in the alternative, for a more definite statement. In August 2009, Carolina First Bank was named as a defendant in a complaint filed in federal court in Minnesota by American Bank of St. Paul. In the complaint, which seeks damages of $36 million, American Bank of St. Paul alleges that it is the servicing bank for itself and twenty-six participant banks regarding a loan made to Pearlman/related entities which paid off the Carolina First Bank loan. TSFG intends to vigorously defend the allegations and has moved to dismiss the complaint.

While the Company believes it has meritorious defenses against these three suits, the ultimate resolution of these matters could result in a loss in excess of the amount accrued. An adverse resolution of these matters could be material to TSFG’s financial position and/or results of operations.

Index

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market for Common Stock and Related Matters

TSFG's common stock trades on The NASDAQ Global Select Market under the symbol TSFG. At March 5, 2010, TSFG had 7,650 shareholders of record and 215,625,225 shares outstanding. A discussion of certain limitations on the ability of TSFG to pay dividends on its common stock is set forth in Item 1 “Business” under the heading “Supervision and Regulation—Dividends”. Also see Item 7, "Capital and Liquidity" and Item 8, Notes 23 and 25 to the Consolidated Financial Statements for a discussion of capital stock and dividends (including limitations on payment of dividends), which information is incorporated herein by reference.

	Three Months Ended
	December 31	September 30	June 30	March 31
2009
Common stock price:
High	$1.60	$2.20	$3.40	$4.51
Low	0.53	0.98	1.05	0.66
Close	0.64	1.47	1.19	1.10
Cash common dividend declared	-	-	0.01	0.01
Volume traded	328,692,978	280,363,211	139,651,924	70,663,648

	Three Months Ended
	December 31	September 30	June 30	March 31
2008
Common stock price:
High	$9.53	$13.50	$15.52	$18.02
Low	2.48	2.52	3.66	12.25
Close	4.32	7.33	3.92	14.86
Cash common dividend declared	0.01	0.01	0.01	0.19
Volume traded	68,949,220	106,046,605	172,874,695	73,719,377

Unregistered Sales of Securities

None.

Equity Compensation Plan Data

See Equity Compensation Plan Data to be included in the Registrants’ Proxy Statement relating to the 2010 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Index

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (in thousands)
October 1, 2009 to October 31, 2009	-		$-	-	$-
November 1, 2009 to November 30, 2009	-		-	-	-
December 1, 2009 to December 31, 2009	1,409	(1)	0.56	-	-
Total	1,409		$0.56	-	$-

(1)
These shares were canceled in connection with vesting of restricted stock. Pursuant to TSFG’s restricted stock plans, participants may tender shares of vested restricted stock as payment for taxes due at the time of vesting. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable restricted stock plan and not pursuant to publicly announced share repurchase programs.

Total Shareholder Return

The following graph sets forth the performance of TSFG’s common stock for the five year period ended December 31, 2009 as compared to the S&P 500 Index and the NASDAQ Bank Index. The graph assumes $100 originally invested on December 31, 2004 and that all subsequent dividends were reinvested in additional shares. The performance graph represents past performance and should not be considered to be an indication of future performance.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

The South Financial Group	$100	$87	$86	$52	$15	$2
NASDAQ Bank Index	100	98	110	87	63	53
S&P 500	100	105	121	128	81	102

Index

Item 6.	Selected Financial Data

See Item 8, Consolidated Financial Statements and the accompanying notes for factors including but not limited to business combinations and accounting changes that affect the comparability of the information presented.

SIX-YEAR SUMMARY OF SELECTED FINANCIAL DATA
(dollars and shares (except per share data) in thousands)

	Years Ended December 31,
	2009	2008	2007	2006	2005	2004
Earnings Summary
Net interest income	$331,532	$380,163	$382,781	$401,371	$409,056	$335,841
Noninterest income	118,033	121,967	113,712	118,210	43,893	115,728
Total revenue	449,565	502,130	496,493	519,581	452,949	451,569
Provision for credit losses	668,904	344,589	68,568	32,789	40,592	34,987
Noninterest expenses	419,121	792,233	321,249	326,244	316,736	241,095
(Loss) income from continuing ops	(676,254)	(547,118)	73,276	112,866	70,217	119,998
Net (loss) income	(676,254)	(547,118)	73,276	112,866	69,821	119,508
Net (loss) income available to common shareholders	(736,943)	(568,776)	72,611	112,348	69,653	119,188

Per Common Share
Basic:
(Loss) income from continuing ops	$(5.22)	$(7.78)	$0.99	$1.50	$0.96	$1.85
Net (loss) income	(5.22)	(7.78)	0.99	1.50	0.95	1.85
Diluted:
(Loss) income from continuing ops	(5.22)	(7.78)	0.98	1.49	0.94	1.81
Net (loss) income	(5.22)	(7.78)	0.98	1.49	0.93	1.80
Average common shares outstanding:
Basic	141,208	73,137	73,618	74,940	73,307	64,592
Diluted	141,208	73,137	74,085	75,543	74,595	66,235
Cash dividends declared	$0.02	$0.22	$0.73	$0.69	$0.65	$0.61
Common book value (December 31)	3.05	14.12	21.40	20.73	19.90	19.56
Market price (December 31)	0.64	4.32	15.63	26.59	27.54	32.53

Balance Sheet Data (Year End)
Loans held for investment	$8,386,127	$10,192,072	$10,213,420	$9,701,867	$9,439,395	$8,107,757
Allowance for credit losses	373,126	249,874	128,695	112,688	109,350	96,918
Securities	2,222,917	2,094,367	1,990,570	2,743,518	3,092,064	4,237,355
Intangible assets	229,825	246,020	678,182	685,568	691,758	611,450
Total assets	11,894,982	13,602,326	13,877,584	14,210,516	14,319,285	13,798,689
Customer funding (1)	7,666,801	7,989,962	8,178,471	8,392,597	8,201,571	6,827,268
Deposits	9,296,212	9,405,717	9,788,568	9,516,740	9,234,437	7,670,944
Long-term debt	1,116,869	707,769	698,340	1,130,475	1,922,151	2,972,270
Shareholders' equity	993,174	1,620,531	1,550,308	1,562,032	1,486,907	1,393,460
Balance Sheet Data (Averages)
Loans	$9,478,536	$10,374,423	$10,013,387	$9,621,846	$8,883,837	$6,927,336
Securities (excludes unrealized gains, losses on available for sale securities)	2,018,845	2,087,745	2,525,317	3,043,385	4,388,351	4,158,202
Total earning assets	11,497,608	12,478,993	12,545,223	12,692,872	13,307,956	11,101,951
Total assets	12,819,697	13,833,355	14,044,565	14,202,649	14,752,973	12,208,069
Customer funding (1)	7,723,889	8,065,982	8,216,762	8,077,605	7,606,071	6,167,731
Shareholders' equity	1,450,273	1,558,081	1,543,552	1,506,195	1,463,125	1,164,004

Performance Ratios
Return on average assets	(5.28)%	(3.96)%	0.52%	0.79%	0.47%	0.98%
Return on average equity	(46.63)	(35.11)	4.75	7.49	4.77	10.27
Net interest margin (tax-equivalent)	2.92	3.09	3.10	3.22	3.12	3.06
Tangible equity to tangible assets	6.54	10.29	6.61	6.48	5.83	5.93
Dividend payout ratio	n/m	n/m	73.74	46.31	69.15	33.89

Credit Quality
Nonperforming loans	$399,046	$365,664	$80,191	$37,168	$33,255	$45,082
Nonperforming assets	522,360	414,657	88,467	41,509	43,977	55,976
Nonperforming assets as a % of
loans and foreclosed property	6.13%	4.04%	0.86%	0.43%	0.46%	0.69%
Nonperforming assets as a % of total assets	4.39	3.05	0.64	0.29	0.31	0.41
Net charge-offs to average loans hfi	5.72	2.16	0.53	0.28	0.36	0.46
Allowance for credit losses as a % of loans hfi	4.45	2.45	1.26	1.16	1.16	1.20

Operations Data
Branch offices	177	180	172	167	172	154
Employees (full-time equivalent)	2,214	2,505	2,474	2,618	2,607	2,308

(1)  Customer funding is total deposits less brokered deposits plus customer sweep accounts.

Index

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis are presented to assist in understanding the financial condition, changes in financial condition, results of operations, and cash flows of The South Financial Group, Inc. and its subsidiaries (collectively, "TSFG"), except where the context requires otherwise. TSFG may also be referred to herein as "we", "us", or "our.” This discussion should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes presented in Item 8 of this report and the supplemental financial data appearing throughout this report. Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

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

•	additional losses in our loan portfolio and ability to mitigate credit issues in our loan portfolio;
•	continuation or worsening of current recessionary conditions, as well as continued turmoil in the financial markets;
•	continued volatility and deterioration of the capital and credit markets;
•	ability to maintain required capital levels and adequate sources of funding and liquidity;
•	deposit growth, change in the mix or type of deposit products, and cost of deposits;
•
loss of deposits due to perceived financial weakness or otherwise, including as a result of the decision of the Federal Deposit Insurance Corporation (“FDIC”) whether or not the Transaction Account Guarantee Program is extended after its scheduled termination on June 30, 2010;

•	rating agency action such as a ratings downgrade;
•
continued weakness in the real estate market, including the markets for commercial and residential real estate, which may affect, among other things, the level of nonperforming assets, charge-offs, and provision expense;

•	ability to raise capital or otherwise comply with Federal and state capital requirements imposed on TSFG and Carolina First;
•	adverse customer reaction associated with any public regulatory actions;

Index

•	continued weakness or further deterioration in the residential real estate markets in South Carolina, western North Carolina, and larger markets in Florida, in which our loans are concentrated;
•	risks inherent in making loans including repayment risks and changes in the value of collateral, and our ability to manage such risks;
•	loan growth, loan sales, the adequacy of the allowance for credit losses, provision for credit losses, and the assessment of problem loans (including loans acquired via acquisition);
•	risks incurred as a result of trading, clearing, counterparty, or other relationships;
•	changes in interest rates, shape of the yield curve, deposit rates, the net interest margin, and funding sources;
•	market risk (including net interest income at risk analysis and economic value of equity risk analysis) and inflation;
•	changes in accounting policies and practices;
•	the ability of our internal controls and procedures to prevent acts intended to defraud, misappropriate assets, or circumvent applicable law or our system of controls;
•	risks associated with potential interruptions or breaches with respect to our information systems;
•	the exposure of our business to hurricanes and other natural disasters;
•	ability to redeem the Series 2008-T Preferred Stock and the warrant sold to the U.S. Treasury;
•	competition in the banking industry and demand for our products and services;
•	changes in the financial performance and/or condition of the borrowers of the subsidiary bank, Carolina First Bank;
•	increases in FDIC premiums due to market developments and regulatory changes;
•	level, composition, and repricing characteristics of the securities portfolio;
•	fluctuations in consumer spending;
•	increased competition in our markets;
•	income and expense projections, ability to control expenses, and expense reduction initiatives;
•	changes in the compensation, benefit, and incentive plans, including compensation accruals;
•	risks associated with income taxes, including the potential for adverse adjustments and the inability to reverse valuation allowances on deferred tax assets;
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

Index

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

Overview

The South Financial Group is a bank holding company, headquartered in Greenville, South Carolina, with $11.9 billion in total assets and 177 branch offices in South Carolina, Florida, and North Carolina at December 31, 2009. Founded in 1986, TSFG focuses on Southeastern banking markets which have historically experienced long-term growth. TSFG operates Carolina First Bank, which conducts banking operations in South Carolina and North Carolina (as Carolina First) and in Florida (as Mercantile). At December 31, 2009, approximately 45% of TSFG’s customer deposits (total deposits less brokered deposits) were in South Carolina, 43% were in Florida, and 12% were in North Carolina.

TSFG targets small business and middle-market companies, retail consumers, and high-net worth clients in its markets and surrounding areas. TSFG strives to combine personalized customer service and local decision-making with a full range of financial services normally found at larger regional institutions.

As discussed in Item 8, Note 1 to the Consolidated Financial Statements, due to TSFG’s 2009 financial results and capital levels, the substantial uncertainty throughout the U.S. banking industry, and other matters, the Company has assessed its ability to continue as a going concern and has concluded that, based on current and expected liquidity needs and sources, management expects TSFG to be able to meet its obligations at least through December 31, 2010. If unanticipated market factors emerge, or if the Company is unable to raise additional capital, successfully execute its plans, or comply with regulatory requirements, then its banking regulators could take further action, which could include actions that may have a material adverse effect on the Company’s business, results of operations and financial position. Also see “Capital and Liquidity.”

Given our asset quality and earnings performance, if we are not able to substantially increase our regulatory capital in the near term, we believe that it is likely that our regulators would request that we stipulate to a consent order, to be entered into between the bank and each of its banking regulators. A consent order would, among other things, result in Carolina First Bank being deemed “adequately capitalized” (irrespective of the fact that it may be “well capitalized”) and could require that the Company raise additional capital within a specified timeframe and limit TSFG's access to the brokered CD market and restrict the rates it can offer on customer deposits. In addition, a consent order would likely impose higher capital ratios on Carolina First Bank than would otherwise be required. If the Company is unable to raise the capital required or otherwise comply with the terms of any such consent order, further regulatory actions could be taken, and its ability to operate as a going concern could be negatively impacted. Furthermore, because such consent orders are public, there could be an adverse customer or market reaction to such announcement.

TSFG reported a net loss available to common shareholders of $736.9 million, or $(5.22) per diluted share, for 2009, primarily due to recording a full valuation allowance against its deferred tax asset and higher credit and related costs. For 2008, TSFG reported a net loss available to common shareholders of $568.8 million, or $(7.78) per diluted share for 2008, primarily due to a $426.0 million goodwill impairment charge resulting from a decrease in the value of the Mercantile banking segment and elevated credit costs. The following is a summary of the consolidated statements of operations (in thousands, except per share data):

	Year Ended December 31,		Increase
	2009	2008	(Decrease)
Net interest income	$331,532	$380,163	$(48,631)
Provision for credit losses	668,904	344,589	324,315
Noninterest income	118,033	121,967	(3,934)
Noninterest expenses	419,121	792,233	(373,112)
Income tax expense (benefit)	37,794	(87,574)	125,368
Net loss	(676,254)	(547,118)	(129,136)
Preferred stock dividends and other	(60,689)	(21,658)	(39,031)
Net loss available to common shareholders	$(736,943)	$(568,776)	$(168,167)

Loss per common share, diluted	$(5.22)	$(7.78)	$2.56

Index

At December 31, 2009, nonperforming assets as a percentage of loans and foreclosed property increased to 6.13% from 4.04% at December 31, 2008. The increase in nonperforming assets was primarily attributable to continued deterioration in residential construction and development-related loans (which are included in commercial real estate loans). For 2009, net loan charge-offs totaled 5.72% of average loans held for investment, compared to 2.16% for 2008. TSFG’s provision for credit losses increased to $668.9 million for 2009 compared to $344.6 million for 2008.

During 2009, TSFG evaluated the expected realization of its deferred tax assets, primarily comprised of future tax benefits associated with the allowance for loan losses and net operating loss carryforwards, and concluded that a $286.5 million increase to the valuation allowance was required. This non-cash charge was included in income tax expense during 2009.

In June 2009, TSFG announced a capital plan (the “Capital Plan”) to bolster its common equity. This plan is substantially complete. In connection with this plan, TSFG issued $85 million of common equity in a public offering (with net proceeds of $79.7 million) and converted $185.4 million of convertible preferred stock into 44.9 million common shares (including 16.3 million shares valued at $25.9 million as an inducement to convert). In addition, TSFG sold ancillary businesses (which added approximately $16 million to tangible common equity) and reduced its assets during 2009, partly by sales of indirect auto loans and shared national credits. During 2009, TSFG contributed $195 million to its subsidiary bank to increase its capital.

In 2009, preferred stock dividends included $32.4 million treated as deemed dividends to preferred shareholders resulting from induced conversion of $234.1 million of preferred stock into common shares.

At December 31, 2009, all regulatory capital ratios exceeded well-capitalized minimums. TSFG’s tangible equity to tangible asset ratio decreased to 6.54% at December 31, 2009, from 10.29% at December 31, 2008 primarily due to net losses in 2009, partially offset by proceeds from the common stock offering and lower total assets. Tangible common equity to tangible assets was 3.67% at December 31, 2009, compared to 6.05% at December 31, 2008. The common stock offering, lower total assets, and the conversion of $234.1 million of the Series 2008 and Series 2009-A Convertible Preferred Stock partially offset the impact of our net loss and dividends for 2009.

Tax-equivalent net interest income was $335.8 million for 2009, a $49.7 million decrease from $385.5 million in 2008. The net interest margin decreased to 2.92% in 2009 from 3.09% in 2008, primarily due to yields on earning assets declining more than funding costs and the impact of the credit environment, including increased nonperforming asset levels and higher interest reversals for nonperforming loans.

Noninterest income totaled $118.0 million for 2009, compared to $122.0 million for 2008, reflecting decreases in most categories. During 2009, TSFG sold certain ancillary businesses for a gain of $7.2 million which, combined with a $4.9 million increase in gain on securities and a $4.1 million increase in gain on certain derivative activities, partially offset the declines in other categories.

Noninterest expenses for 2009 totaled $419.1 million, compared to $792.2 million for 2008. In 2008, noninterest expenses included a $426.0 million goodwill impairment charge and higher employment contract and severance expense related to the retirement of TSFG’s CEO. In 2009, regulatory assessments and credit-related costs continued to increase, and TSFG recorded $21.6 million in impairment charges on long-lived assets. However, salaries and wages (excluding employment contract and severance expense) and employee benefits decreased $15.8 million when comparing 2009 to 2008.

Critical Accounting Policies and Estimates

TSFG's accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry. TSFG makes a number of judgmental estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during periods presented. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and reserve for unfunded lending commitments, income tax assets or liabilities, the effectiveness of derivatives and other hedging activities, the fair value of certain financial instruments (securities, derivatives, and privately held investments), share-based compensation, and accounting for acquisitions, including the fair value determinations and the analysis of goodwill impairment. To a lesser extent, significant estimates are also associated with the determination of contingent liabilities, discretionary compensation, and other employee benefit agreements. Different assumptions in the application of these policies could result in material changes in TSFG’s Consolidated Financial Statements. Accordingly, as this information changes, the Consolidated Financial Statements could reflect the use of

Index

different estimates, assumptions, and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions, and judgments, and as such have a greater possibility of producing results that could be materially different than originally reported. TSFG has procedures and processes in place to facilitate making these judgments.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

The allowance for loan losses (“Allowance”) represents management’s estimate of probable incurred losses in the lending portfolio. See “Balance Sheet Review – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” for additional discussion, including the methodology for analyzing the adequacy of the Allowance. This methodology relies upon management’s judgment in segregating the portfolio into risk-similar segments, computing specific allocations for impaired loans, and setting the amounts within the probable loss range (from 95% to 105% of the adjusted historical loss ratio). Management’s judgments evolve from an assessment of various issues, including but not limited to the pace of loan growth, collateral values, borrower’s ability and willingness to repay, emerging portfolio concentrations, risk management system changes, new product offerings, loan portfolio quality trends, and uncertainty in current economic and business conditions.

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

Index

TSFG recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Management regularly reviews the Company’s deferred tax assets for recoverability. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During third quarter 2009, the estimated realization period for the deferred tax asset based on forecasts of future earnings extended further into the 20-year carryforward period compared to the realization period forecasted in second quarter 2009. This extended realization period, combined with the objective evidence of a three-year cumulative loss position and continued near-term losses represented significant negative evidence that caused the Company to conclude that a $286.5 million increase to the deferred tax valuation allowance was required in 2009. To the extent that TSFG generates taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense. Any remaining deferred tax asset valuation allowance will ultimately reverse (subject to ownership change limitations) through income tax expense when TSFG can demonstrate a sustainable return to profitability that would lead management to conclude that it is more likely than not that the deferred tax asset will be utilized during the 20-year carryforward period.

At December 31, 2009, TSFG had federal income tax net operating loss (NOL) carryforwards of approximately $468.5 million that originated in 2009 and will expire in 2029. TSFG was able to carry back a portion of its net operating losses to two prior years (2006 and 2007), to the extent it had taxable income in those years; however, as a participant in the TARP Capital Purchase Program, TSFG was ineligible for the five year carryback implemented in late 2009 through the Worker, Homeownership and Business Assistance Act of 2009. The ability of TSFG to utilize NOL carryforwards to reduce future federal taxable income and the federal income tax liability of the Company is subject to various limitations under Section 382 of the Internal Revenue Code of 1986, as amended. The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the issuance or exercise of rights to acquire stock, the purchase or sale of stock by 5% stockholders, as defined in the Treasury regulations, and the offering of stock by TSFG during any three-year period resulting in an aggregate change of more than 50% in the beneficial ownership of TSFG. Based on available information, the Company has estimated that the aggregate percentage ownership change over the testing period through the current date is approximately 45%. Future equity transactions by TSFG or by 5% stockholders (including transactions beyond our control) could cause a Section 382 ownership change and therefore a limitation on the annual utilization of NOLs.

In the event of an ownership change (as defined for income tax purposes), Section 382 of the Code imposes an annual limitation on the amount of a corporation's taxable income that can be offset by these carryforwards. The limitation is generally equal to the product of (i) the fair market value of the equity of the company multiplied by (ii) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an ownership change occurs. In addition, the limitation is increased if there are unrecognized built-in losses on the balance sheet prior to a change in ownership. Therefore, the amount of any potential Section 382 limitation cannot be reasonably estimated until an actual change occurs.

Derivatives and Hedging Activities

TSFG uses derivative financial instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of hedge accounting requires judgment in the assessment of hedge effectiveness, identification of similarly hedged item groupings, and measurement of changes in the fair value of derivatives and related hedged items. TSFG believes that its methods for addressing these judgmental areas are reasonable and in accordance with generally accepted accounting principles in the United States. See “Balance Sheet Review--Derivative Financial Instruments” and “Fair Value of Certain Financial Instruments” for additional information regarding derivatives.

Fair Value of Certain Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When measuring fair value, an entity must maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value is based on quoted market prices for the same or similar instruments, adjusted for any differences in terms. If market values are not readily available, then the fair value is estimated. For example, when TSFG has an investment in a privately held company, TSFG’s management evaluates the fair value of these investments based on the entity’s ability to generate cash through its operations, obtain alternative financing, and subjective factors. Modeling techniques, such as discounted cash

Index

flow analyses, which use assumptions for interest rates, credit losses, prepayments, and discount rates, are also used to estimate fair value if market values are not readily available.

TSFG carries its available for sale securities and derivatives at fair value. (Effective second quarter 2009, TSFG elected to discontinue its use of the fair value option on new production of mortgage loans held for sale. This change corresponds to TSFG’s decision to no longer sell mortgage loans on a pooled basis.) The unrealized gains or losses, net of income tax effect, on available for sale securities and the effective component of derivatives qualifying as cash flow hedges are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. The fair value adjustments for derivative financial instruments not qualifying as cash flow hedges are included in earnings. In addition, for hedged items in a fair value hedge, changes in the hedged item’s fair value attributable to the hedged risk are also included in noninterest income. No fair value adjustment is allowed for the related hedged asset or liability in circumstances where the derivatives do not meet the requirements for hedge accounting.

TSFG periodically evaluates its investment securities portfolio for other-than-temporary impairment. If a security is considered to be other-than-temporarily impaired, the related unrealized loss is charged to operations (or, in some cases the related unrealized loss attributable to credit is charged to operations), and a new cost basis is established. Factors considered include the reasons for the impairment, recent events specific to the issuer or industry, the severity and duration of the impairment, volatility of fair value, changes in value subsequent to period-end, external credit ratings, and forecasted performance of the security issuer. In addition, TSFG considers whether it intends to sell the security, whether it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis, and whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. However, for equity securities, which typically do not have a contractual maturity with a specified cash flow on which to rely, the ability to hold an equity security indefinitely, by itself, does not allow for avoidance of other-than-temporary impairment.

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

We may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from write-downs of individual assets. For example, nonrecurring fair value adjustments to loans held for investment reflect full or partial write-downs that are based on the loan’s observable fair value or the fair value of the underlying collateral. Nonrecurring fair value adjustments to other real estate owned reflect the application of the principle of lower of cost or fair value less cost to sell.

Additionally, as part of the second step of goodwill impairment testing (see Critical Accounting Policies and Estimates -Accounting for Acquisitions), we may be required to estimate the fair value of assets and liabilities of a reporting unit. The estimated fair value of loans is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations reflect approximate current market rates offered for similar types of loans, adjustments that take into account the credit quality of the loan portfolio and the underlying collateral, and illiquidity in the market.

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

See Note 31 to the Consolidated Financial Statements for more information on fair value measurements.

Share-Based Compensation

TSFG measures compensation cost for share-based awards at fair value and recognizes compensation expense over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is based on the number of shares granted and the quoted price of our common stock and the fair value of service-based stock options is determined using the Black-Scholes valuation model. The Black-Scholes model requires the input of subjective assumptions, changes to which can

Index

materially affect the fair value estimate. In addition, the estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. TSFG considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Accounting for Acquisitions (including Goodwill)

TSFG has grown its operations, in part, through bank and non-bank acquisitions. TSFG has used the purchase method of accounting to account for acquisitions. Under this method, TSFG is required to record assets acquired and liabilities assumed at their fair value, which in many instances involves estimates based on third party, internal, or other valuation techniques. These estimates also include the establishment of various accruals for planned facilities dispositions and employee benefit related considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill or other intangible assets, which are subject to periodic impairment tests on an annual basis, or more often, if events or circumstances indicate that there may be impairment. These tests, which TSFG has performed annually as of June 30th since 2002 (and on an interim basis, as needed), use estimates such as projected cash flows, discount rates, time periods, and comparable market values in their calculations. Management believes these estimates and assumptions are reasonable; however, the fair value of each reporting unit could be different in the future if actual results and market conditions differ from the estimates and assumptions used. Furthermore, the determination of which intangible assets have finite lives is subjective, as well as the determination of the amortization period for such intangible assets.

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

TSFG has assigned goodwill to its Carolina First, Mercantile, and Insurance reporting units. Although it does not meet the definition of a reportable operating segment as discussed in Note 32 - Business Segments to the Consolidated Financial Statements, the Insurance reporting unit is tested separately for goodwill impairment because it has a dissimilar product set and separate discrete financial information. Goodwill is assigned to the reporting units at the date the goodwill is initially recorded and no longer retains its association with a particular acquisition. All of the activities within a reporting unit, whether acquired or organically generated, are available to support the value of the goodwill. Determining the fair value of the Company’s reporting units requires management to make judgments and assumptions related to various items, including estimates of future operating results, allocations of indirect expenses, and discount rates. See “Goodwill” for additional discussion of management’s process and the assumptions and the judgments applied.

For several previous acquisitions, TSFG has agreed to issue earn-out payments based on the achievement of certain performance targets. Upon paying the additional consideration, TSFG records additional goodwill.

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

Balance Sheet Review

Loans

TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At December 31, 2009, outstanding loans totaled $8.4 billion, which equaled 90.4% of total deposits (109.6% of customer funding) and 70.6% of total assets. Loans held for investment decreased $1.8 billion, or 17.7%, to $8.4 billion at December 31, 2009 from $10.2 billion at December 31, 2008, partly due to sales and liquidations of problem loans, net loan charge-offs, weaker loan demand, and management’s decision to exit or substantially reduce its exposure to certain loan products with limited relationship opportunity.

Index

The major components of the loan portfolio were commercial loans, commercial real estate loans, and consumer loans (including both direct and indirect loans). Substantially all loans were to borrowers located in TSFG’s market areas in South Carolina, North Carolina, and Florida. At December 31, 2009, approximately 5% of the portfolio was unsecured.

As part of its portfolio and balance sheet management strategies, TSFG reviews its loans held for investment and determines whether its intent for specific loans or classes of loans has changed. If management changes its intent from held for investment to held for sale, the loans are transferred to the held for sale portfolio and recorded at the lower of cost basis or fair value.

In an effort to accelerate the sale or resolution of problem loans and to otherwise divest itself of loans with limited relationship opportunity, during 2009 TSFG transferred $557.0 million from the held for investment portfolio to the held for sale portfolio, and subsequently sold the loans. The transfers and subsequent sales included $247.5 million of nonperforming loans (including shared national credits) for which TSFG charged-off $84.0 million against the allowance for loan losses prior to transferring them to loans held for sale. The transfers and subsequent sales also included $230.3 million of indirect auto loans and $79.2 million of performing shared national credits, which resulted in an allowance adjustment of $4.5 million. At December 31, 2009, none of these loans remained in held for sale.

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

TSFG generally sells a majority of its residential mortgage loans at origination in the secondary market. TSFG also retains certain of its mortgage loans in its held for investment portfolio as part of its overall balance sheet management strategy. Mortgage loans held for sale increased to $15.8 million at December 31, 2009 from $14.7 million at December 31, 2008, primarily due to timing of mortgage sales. Effective January 1, 2008, TSFG elected to account for its mortgage loans held for sale at fair value pursuant to the fair value option. However, effective second quarter 2009, TSFG elected to discontinue its use of the fair value option on new production of mortgage loans held for sale. This change corresponds to TSFG’s decision to no longer sell mortgage loans on a pooled basis.

Table 1 summarizes outstanding loans held for investment by loan purpose.

Index

Table 1
Loan Portfolio Composition Based on Loan Purpose
(dollars in thousands)
	December 31,
	2009	2008	2007	2006	2005
Commercial Loans
Commercial and industrial	$2,080,329	$2,722,611	$2,742,863	$2,491,210	$2,258,789
Commercial owner - occupied real estate	1,271,525	1,270,746	1,070,376	830,179	801,953
Commercial real estate (1)	3,501,809	4,074,331	4,158,384	4,171,631	3,933,927
	6,853,663	8,067,688	7,971,623	7,493,020	6,994,669
Consumer Loans
Indirect - sales finance	230,426	635,637	699,014	660,401	916,318
Consumer lot loans	144,315	225,486	311,386	357,325	310,532
Direct retail	83,460	95,397	107,827	98,181	107,295
Home equity	787,645	813,201	754,158	512,881	553,194
	1,245,846	1,769,721	1,872,385	1,628,788	1,887,339

Mortgage Loans	286,618	354,663	369,412	580,059	557,387

Total loans held for investment	$8,386,127	$10,192,072	$10,213,420	$9,701,867	$9,439,395

Percentage of Loans Held for Investment
Commercial and industrial	24.8%	26.7%	26.9%	25.7%	23.9%
Commercial owner - occupied real estate	15.2	12.5	10.5	8.6	8.5
Commercial real estate	41.8	40.0	40.7	43.0	41.7
Consumer	14.8	17.3	18.3	16.7	20.0
Mortgage	3.4	3.5	3.6	6.0	5.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	See “Commercial Real Estate Concentration,” “Credit Quality,” and “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” for more detail on commercial real estate loans.

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

Indirect - sales finance loans are loans to individuals to finance the purchase of motor vehicles. They are closed at the auto dealership but approved in advance by TSFG for immediate purchase. Loans are extended on new and used motor vehicles with terms varying from two to six years. TSFG has effectively stopped originating indirect auto loans in its markets, with the exception of a few dealers that fit within our relationship strategy. During 2009, TSFG sold $230.3 million of indirect auto loans.

Consumer lot loans are loans to individuals to finance the purchase of residential lots.

Index

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

Portfolio risk is partially managed by maintaining a “house” lending limit at a level significantly lower than the legal lending limit of Carolina First Bank, and by requiring approval by the Risk Committee of the Board of Directors to exceed this house limit. At December 31, 2009, TSFG’s house lending limit was $35 million, and 9 credit relationships totaling $396.4 million were in excess of the house lending limit (but not the legal lending limit). The 20 largest credit relationships have an aggregate outstanding principal balance of $578.6 million, or 6.9% of total loans held for investment, at December 31, 2009, compared to 5.3% of total loans held for investment at December 31, 2008. Approximately $9 million of these loans were considered nonperforming loans as of December 31, 2009.

TSFG, through its Corporate Banking group, participates in “shared national credits” (multi-bank credit facilities of $20 million or more, or “SNCs”), primarily to borrowers who are headquartered or conduct business in or near our markets. At December 31, 2009, the loan portfolio included commitments totaling $965.3 million in SNCs. Outstanding borrowings under these commitments totaled $495.6 million, decreasing from $711.6 million at December 31, 2008. The largest commitment was $30.9 million and the largest outstanding balance was $19.7 million at December 31, 2009. All of our SNC relationships are underwritten and managed in a centralized Corporate Banking Group staffed with experienced bankers. Our strategy targets borrowers whose management teams are well known to us and whose risk profile is above average. Going forward, we expect to reduce the percentage of our portfolio invested in SNCs due to the lack of relationship opportunity on much of the portfolio. During 2009, we transferred $173.2 million of these loans to the held for sale portfolio, including $94.0 million in problem loans, and subsequently sold or otherwise settled the loans.

Late in 2009, TSFG established a U.S. Small Business Administration ("SBA") lending unit to generate new customers by focusing on small business lending opportunities. In early 2010, TSFG was approved as a preferred lender under the SBA Preferred Lender Program ("PLP"). This PLP designation grants TSFG the authority to process, underwrite, close, and service SBA guaranteed loans without prior SBA review. Going forward, TSFG plans to sell substantially all of the SBA-guaranteed portion of the loans into the SBA loan secondary market, generating gains from the sales, and retain the un-guaranteed portion (generally 10% to 20% of the principal).

Index

Table 2 presents remaining maturities of certain loan classifications at December 31, 2009. The table also provides the breakdown between those loans with a predetermined interest rate and those loans with a floating interest rate.

Table 2
Selected Loan Maturity and Interest Sensitivity
(dollars in thousands)
		Over One But	Over
	One Year	Less Than	Five
	or Less	Five Years	Years	Total
Commercial and industrial	$892,601	$930,709	$257,019	$2,080,329
Commercial owner - occupied real estate	128,988	688,561	453,976	1,271,525
Commercial real estate	1,221,652	1,780,862	499,295	3,501,809
Total of loans with:
Floating interest rates (1)	1,702,461	1,799,753	598,516	4,100,730
Predetermined interest rates	540,780	1,600,379	611,774	2,752,933

(1)
TSFG has entered into swaps to hedge the forecasted interest income from certain prime-based and LIBOR-based loans. The notional amount of the swaps totaled $780.0 million at December 31, 2009. Swaps totaling $265.0 million were terminated or dedesignated in first quarter 2010. Additionally, loans with floating rates, primarily limited to prime or LIBOR, included loans with floors totaling $1.3 billion with an average floor of 5.10%.

Table 3 summarizes TSFG's loan relationships, including unused loan commitments, which are greater than $20 million.

Table 3
Loan Relationships Greater than $20 Million

			Outstanding Principal Balance
	Number of Borrowers	Total Commitment	Amount	Percentage of Loans Held for Investment
December 31, 2009	40	$1.1 billion	$0.8 billion	9.9%
December 31, 2008	53	1.6 billion	1.1 billion	10.3

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

Index

Table 4
Selected Characteristics of Commercial Real Estate Loans
(dollars in thousands)
	December 31, 2009
		Weighted Average	Weighted	Largest
		Time to Maturity	Average	Ten
Commercial Real Estate Product Type	Policy LTV	(in months)	Loan Size	Total O/S
Completed income property (1)	80%	35.8	$533	$147,678
Residential A&D	75	8.3	515	85,937
Commercial A&D	75	7.1	964	58,745
Commercial construction	80	37.7	2,642	89,632
Residential construction	80	10.4	239	40,825
Residential condo	80	8.0	1,031	90,090
Undeveloped land	65	9.5	645	55,330

Overall		28.1	$585	$568,237

(1)	The policy LTV on completed income property was changed to 80% from 85% in December 2009.

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

Index

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

Credit Officers and Special Assets Officers make the final determination of whether an updated appraisal is required and the timing of the updated appraisal as part of their approval and portfolio management responsibilities.

Table 5 presents the commercial real estate portfolio by geography, while Table 6 presents the commercial real estate portfolio by geography and property type. Commercial real estate nonaccruals, past dues, and net charge-offs are presented in Tables 8, 9, and 13, respectively. TSFG monitors trends in these categories in order to evaluate the possibility of higher credit risk in its commercial real estate portfolio.

Index

Table 5
Commercial Real Estate Loans by Geographic Diversification (1)
(dollars in thousands)
	December 31, 2009		December 31, 2008
		% of		% of
	Balance	Total	Balance	Total
South Carolina, excluding Coastal:
Upstate South Carolina (Greenville)	$569,018	16.2%	$539,920	13.3%
Midlands South Carolina (Columbia)	232,088	6.6	238,285	5.9
Greater South Charlotte South Carolina (Rock Hill)	142,114	4.1	164,709	4.0
Coastal South Carolina:
North Coastal South Carolina (Myrtle Beach)	331,819	9.5	401,325	9.9
South Coastal South Carolina (Charleston)	292,207	8.3	268,951	6.6
Western North Carolina (Hendersonville/Asheville)	639,264	18.3	762,559	18.7
Central Florida (Orlando/Ocala)	356,239	10.2	431,260	10.6
North Florida:
Northeast Florida (Jacksonville)	219,202	6.3	276,942	6.8
North Central Florida	271,085	7.7	311,426	7.6
South Florida (Ft. Lauderdale)	198,874	5.7	232,437	5.7
Tampa Bay Florida	249,899	7.1	446,517	11.0
Total commercial real estate loans	$3,501,809	100.0%	$4,074,331	100.1%

(1)	Geography is primarily determined by the originating operating geographic market and not necessarily the ultimate location of the underlying collateral.

Table 6
Commercial Real Estate Loans by Geography and Product Type
(dollars in thousands)
	December 31, 2009 Commercial Real Estate Loans by Geography
	SC, Excl	Coastal	Western	Central	North	South	Tampa	Total	% of
	Coastal	SC	NC	FL	FL	FL	Bay	CRE	LHFI
Commercial Real Estate
Loans by Product Type
Completed income property	$566,178	$428,243	$380,430	$204,184	$346,489	$131,096	$113,709	$2,170,329	25.9%
Residential A&D	64,999	51,002	129,540	19,292	43,308	11,798	33,204	353,143	4.2
Commercial A&D	31,742	27,243	33,199	24,034	5,480	15,355	21,070	158,123	1.9
Commercial construction	188,376	14,193	23,231	37,441	15,284	9,375	29,081	316,981	3.8
Residential construction	39,786	6,541	14,802	8,815	10,629	5,037	3,313	88,923	1.1
Residential condo	12,430	36,941	7,597	11,884	29,927	16,033	13,021	127,833	1.5
Undeveloped land	39,709	59,863	50,465	50,589	39,170	10,180	36,501	286,477	3.4
Total CRE Loans	$943,220	$624,026	$639,264	$356,239	$490,287	$198,874	$249,899	$3,501,809	41.8%

CRE Loans as % of Total Loans HFI	11.3%	7.4%	7.6%	4.3%	5.8%	2.4%	3.0%	41.8%

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

Index

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
Table 7
Credit Quality Indicators
(dollars in thousands)
	December 31,
	2009		2008		2007		2006		2005
Loans held for sale	$15,758		$30,963		$17,867		$28,556		$37,171
Loans held for investment	8,386,127		10,192,072		10,213,420		9,701,867		9,439,395
Allowance for loan losses	365,642		247,086		126,427		111,663		107,767
Allowance for credit losses (1)	373,126		249,874		128,695		112,688		109,350

Nonaccrual loans - commercial and industrial	$77,527		$35,998		$22,963		$7,052		$25,145
Nonaccrual loans - commercial owner - occupied real estate	43,701		14,876		4,085		4,512		included above
Nonaccrual loans - commercial real estate	240,377		230,373		36,634		16,913		included above
Nonaccrual loans - consumer	16,314		39,009		11,606		5,250		3,417
Nonaccrual loans - mortgage	21,127		29,126		4,903		3,441		4,693
Total nonperforming loans held for investment (2)	399,046		349,382		80,191		37,168		33,255
Nonperforming loans held for sale - CRE	-		16,282		-		-		-
Foreclosed property (other real estate owned and personal property repossessions)	123,314		48,993		8,276		4,341		10,722
Total nonperforming assets	$522,360		$414,657		$88,467		$41,509		$43,977

Restructured loans accruing interest (2)	$26,128		$6,249		$1,440		$-		$-
Loans past due 90 days or more (interest accruing)	$10,465		$47,481		$5,349		$3,129		$4,548

Total nonperforming assets as a percentage of loans and foreclosed property	6.13%		4.04%		0.86%		0.43%		0.46%
Total nonperforming assets as a percentage of total assets	4.39		3.05		0.64		0.29		0.31
Allowance for loan losses as a percentage of loans held for investment	4.36		2.42		1.24		1.15		1.14
Allowance for credit losses as a percentage of loans held for investment	4.45		2.45		1.26		1.16		1.16
Allowance for loan losses to nonperforming loans held for investment	0.92	x	0.71	x	1.58	x	3.00	x	3.24	x

(1)	The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.
(2)	During 2009, TSFG began excluding restructured loans accruing interest from its nonperforming loans. Amounts for prior periods have been reclassified to conform to the current presentation.

TSFG’s nonperforming asset ratio (nonperforming assets as a percentage of loans and foreclosed property) increased to 6.13% at December 31, 2009 from 4.04% at December 31, 2008. The increase in nonperforming assets was primarily attributable to market deterioration in residential construction and development-related loans and general economic conditions which have impacted other commercial loan categories.

Troubled debt restructurings generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term. In certain cases, TSFG will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. To facilitate this process, a concessionary modification that would not otherwise

Index

be considered may be granted resulting in classification as a troubled debt restructuring. Troubled debt restructurings can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accruing status, depending on the individual facts and circumstances of the borrower. Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains classified as a nonaccrual loan.

In certain cases, and in compliance with the Agencies’ guidance on prudent commercial real estate loan workouts, a restructuring may involve a multiple note structure in which, for example, a troubled loan is restructured into two notes. TSFG may separate a portion of the current outstanding debt into a new legally enforceable note (i.e., the first note) that is reasonably assured of repayment and performance according to prudently modified terms. This note may be placed back on accrual status in certain situations. In returning the loan to accrual status, sustained historical payment performance for a reasonable time prior to the restructuring may be taken into account. The portion of the debt that is not reasonably assured of repayment (i.e., the second note) is adversely classified and charged-off as appropriate. To date, TSFG’s use of multiple note structures has not been material, but use of this structure could increase in future periods.

Table 8 presents CRE nonaccrual loans by geography and product type, while Table 9 provides detail regarding commercial real estate loans past due 30 days or more. At December 31, 2009, there were no commercial real estate loans that were 90 days past due and still accruing interest.

Table 8
Commercial Real Estate Nonaccrual Loans
(dollars in thousands)
	December 31, 2009 CRE Nonaccrual Loans HFI ("NAL") by Geography
	SC, Excl	Coastal	Western	Central	North	South	Tampa	Total	% of
	Coastal	SC	NC	FL	FL	FL	Bay	CRE NAL	NAL
CRE Nonaccrual Loans by
Product Type
Completed income property	$10,757	$9,307	$21,270	$4,333	$5,562	$3,613	$12,986	$67,828	17.0%
Residential A&D	9,947	6,235	22,821	4,576	5,790	1,092	5,302	55,763	14.0
Commercial A&D	1,788	670	2,074	960	-	608	17,677	23,777	5.9
Commercial construction	15,029	-	4,161	-	-	-	5,184	24,374	6.1
Residential construction	730	464	2,409	6,637	2,689	-	892	13,821	3.5
Residential condo	2,496	13,850	654	720	8	75	2,850	20,653	5.2
Undeveloped land	4,582	2,295	1,418	2,276	10,768	5,050	7,772	34,161	8.5
Total CRE Nonaccrual Loans	$45,329	$32,821	$54,807	$19,502	$24,817	$10,438	$52,663	$240,377	60.2%

CRE Nonaccrual Loans as %of Total Nonaccrual Loans HFI	11.4%	8.2%	13.7%	4.9%	6.2%	2.6%	13.2%	60.2%

Table 9
Commercial Real Estate Loans Past Due 30 Days or More (excluding nonaccruals)
(dollars in thousands)
	December 31, 2009		December 31, 2008
	Balance	% of CRE	Balance	% of CRE
North Carolina	$17,747	0.51%	$21,364	0.53%
South Carolina	23,714	0.68	34,268	0.84
Florida	71,877	2.05	44,471	1.09
Total CRE loans past due 30 days or more	$113,338	3.24%	$100,103	2.46%

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

Index

Table 10
Potential Problem Loans
(dollars in thousands)
	December 31, 2009			December 31, 2008
	Outstanding Principal Balance			Outstanding Principal Balance
			% of Loans			% of Loans
	Number		Held for	Number		Held for
	of Loans	Amount	Investment	of Loans	Amount	Investment
Large potential problem loans ($5 million or more)	40	$377,230	4.50%	23	$217,688	2.13%
Small potential problem loans (less than $5 million)	1,112	558,700	6.66	732	282,189	2.77
Total potential problem loans (1)	1,152	$935,930	11.16%	755	$499,877	4.90%

(1)	Includes commercial and industrial, commercial real estate, and owner-occupied real estate.

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

Index

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

TSFG generates historical loss ratios from actual loss history for nine subsets of the loan portfolio over a 12 quarter period (3 years). Commercial loans are sorted by risk rating into four pools—Pass, Special Mention, Substandard, and Doubtful. Consumer loans are sorted into five pools by product type—Direct, Indirect, Home Equity, Consumer, and Mortgage.

The adjusted loss ratio for each pool is multiplied by the dollar amount of loans in the pool in order to create a range. We then add and subtract five percent (5.0%) to and from this amount to create the upper and lower boundaries of the range. The upper and lower boundary amounts for each pool are summed to establish the total range. Although TSFG generally uses the actual historical loss rate, on occasion management may decide to select a higher or lower boundary based on known market trends or internal behaviors that would impact the performance of a specific portfolio grouping. The Level I reserves totaled $193.0 million at December 31, 2009, based on the portfolio historical loss rates, compared to $81.8 million at December 31, 2008.

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

TSFG tests a broad group of loans for impairment each quarter (this includes all commercial loans over $1 million that have been placed in nonaccrual status). Once a loan is identified as impaired, reserves are based on a thorough analysis of the most probable source of repayment which is normally the liquidation of collateral, but may also include discounted future cash flows or the market value of the loan itself. Generally, for collateral dependent loans, current market appraisals are utilized for larger credits; however, in situations where a current market appraisal is not available, management uses the best available information (including appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable publications and other observable market data) to estimate the current fair value less cost to sell of the subject property. TSFG had Level II reserves of $37.7 million at December 31, 2009, compared to $44.4 million at December 31, 2008.

Level III Reserves. The third component of the Allowance represents subjective and judgmental adjustments determined by management to account for the effect of risks or losses that are not fully captured elsewhere. This part of the methodology is calculated and reflects adjustments to historical loss experience to incorporate current economic conditions and other factors which impact the inherent losses in the portfolio. This component includes amounts for new loan products or portfolio categories which are deemed to have risks not included in the other reserve elements as well as macroeconomic and other factors. The qualitative risk factors of this third allowance level are more subjective and require a high degree of management judgment. Currently, Level III Reserves include additional reserves for current economic conditions, the commercial real estate concentration in the portfolio, and an additional adjustment to represent declining land values. Although the adjustment related to declining land values has been a factor since first quarter 2008, the appraisal discount and default rate assumptions on land were increased during third quarter 2009 to reflect value declines indicated by recent appraisals. The Level III Reserves totaled $135.0 million at December 31, 2009, compared to $117.0 million at December 31, 2008.

Reserve for Unfunded Commitments. At December 31, 2009 and 2008, the reserve for unfunded commitments was $7.5 million and $2.8 million, respectively. This reserve is determined by formula; historical loss ratios are multiplied by potential usage levels (i.e., the difference between actual usage levels and the second highest historical usage level).

Unallocated Reserves. The calculated Level I, II and III reserves are then segregated into allocated and unallocated components. The allocated component is the sum of the loss estimates at the lower end of the probable loss ranges, and is distributed to the loan categories based on the mix of loans in each category. The unallocated portion is calculated as the sum of the differences between the actual Allowance and the lower boundary amounts for each category in our model. The sum of these differences at December 31, 2009 was $21.3 million, compared to $13.9 million at December 31, 2008. The unallocated Allowance is the result of management’s best estimate of risks inherent in the portfolio, economic uncertainties and other

Index

subjective factors, including industry trends, as well as the imprecision inherent in estimates used for the allocated portions of the Allowance. Management reviews the overall level of the Allowance as well as the unallocated component and considers the level of both amounts in determining the appropriate level of reserves for the overall inherent risk in TSFG’s total loan portfolio.

Changes in the Level II reserves (and the overall Allowance) may not correlate to the relative change in impaired loans depending on a number of factors including the collateral type, amounts previously charged off, and the estimated loss severity on individual loans. Specifically, impaired loans increased to $392.3 million at December 31, 2009 from $287.5 million at December 31, 2008, primarily attributable to commercial real estate loans. Most of the loans contributing to the increase were over $1 million and were evaluated for whether a specific reserve was warranted based on the analysis of the most probable source of repayment including liquidation of the collateral. Based on this analysis, the Level II Reserves decreased 15% compared to the 36% increase in impaired loans.

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

Table 11, which summarizes the changes in the Allowance, and Table 12, which reflects the component percentage allocation of the Allowance at the end of each year, provide additional information with respect to the activity in the Allowance.

Index

Table 11
Summary of Loan Loss Experience
(dollars in thousands)
	December 31,
	2009	2008	2007	2006	2005
Allowance for loan losses, beginning of year	$247,086	$126,427	$111,663	$107,767	$96,434
Purchase accounting adjustments	-	-	-	-	3,741
Allowance adjustment for loans sold	(4,471)	-	-	(3,089)	-
Charge-offs:
Commercial and industrial	137,909	44,647	18,651	16,440	22,989
Commercial owner-occupied real estate	18,197	3,671	2,576	1,693	652
Commercial real estate	301,607	135,414	12,714	10,638	7,436
Indirect - sales finance	14,272	14,927	6,582	4,205	4,658
Consumer lot loans	37,544	14,349	15,225	83	7
Direct retail	4,346	731	1,117	1,468	1,221
Home equity	18,818	6,239	1,284	1,452	1,428
Mortgage loans	23,892	10,983	1,259	644	823
Total loans charged-off	556,585	230,961	59,408	36,623	39,214
Recoveries:
Commercial and industrial	4,736	2,577	3,898	6,522	4,652
Commercial owner-occupied real estate	342	179	270	739	73
Commercial real estate	4,927	2,544	1,440	1,699	1,269
Indirect - sales finance	1,220	794	538	746	522
Consumer lot loans	3,181	680	9	3	4
Direct retail	272	-	339	311	325
Home equity	430	180	285	241	379
Mortgage loans	296	597	68	-	89
Total loans recovered	15,404	7,551	6,847	10,261	7,313
Net charge-offs	541,181	223,410	52,561	26,362	31,901
Additions through provision expense	664,208	344,069	67,325	33,347	39,493
Allowance for loan losses, end of year	$365,642	$247,086	$126,427	$111,663	$107,767

Average loans held for investment	$9,456,636	$10,351,897	$9,985,751	$9,581,602	$8,848,279
Loans held for investment (period end)	8,386,127	10,192,072	10,213,420	9,701,867	9,439,395
Net charge-offs as a percentage of average loans held for investment	5.72%	2.16%	0.53%	0.28%	0.36%

Table 12
Composition of Allowance for Loan Losses
(dollars in thousands)
	December 31,
	2009	2008	2007	2006	2005
Commercial and industrial	$88,577	$58,712	$35,834	$32,004	$27,130
Commercial owner-occupied real estate	53,282	27,533	14,875	10,321	10,599
Commercial real estate	156,897	108,125	56,519	52,080	45,957
Indirect - sales finance	7,093	9,750	6,499	4,623	8,825
Consumer lot loans	11,776	7,470	879	1,201	1,777
Direct retail	2,927	3,160	304	330	614
Home equity	12,681	12,154	2,369	2,256	3,309
Mortgage loans	11,069	6,245	3,132	2,487	3,965
Unallocated	21,340	13,937	6,016	6,361	5,591
Total	$365,642	$247,086	$126,427	$111,663	$107,767

Index

Table 13 provides additional detail for 2009 commercial real estate net charge-offs.

Table 13
CRE Net Charge-Offs by Product Type
(dollars in thousands)
	Year Ended December 31, 2009 CRE Net Charge-Offs ("NCO") by Geography
	SC, Excl	Coastal	Western	Central	North	South	Tampa	Total	% of
	Coastal	SC	NC	FL	FL	FL	Bay	CRE NCO	NCO
CRE Net Charge-Offs by
Product Type
Completed income property	$6,368	$14,536	$11,995	$5,687	$679	$11,286	$17,630	$68,181	12.6%
Residential A&D	24,006	5,638	9,507	3,893	15,964	1,837	13,194	74,039	13.7
Commercial A&D	1,364	1,899	1,058	4,474	398	-	20,131	29,324	5.4
Commercial construction	-	150	53	-	-	123	8,337	8,663	1.6
Residential construction	5,089	10,321	2,627	7,453	1,667	11	2,834	30,002	5.5
Residential condo	5,461	5,070	52	210	-	2,750	4,102	17,645	3.3
Undeveloped land	6,882	83	1,030	14,330	11,274	9,235	25,992	68,826	12.7
Total CRE Net Charge-Offs	$49,170	$37,697	$26,322	$36,047	$29,982	$25,242	$92,220	$296,680	54.8%

CRE Net Charge-Offs as %
of Total Net Charge-Offs	9.1%	7.0%	4.9%	6.6%	5.5%	4.7%	17.0%	54.8%

In addition to the allowance for loan losses, TSFG also estimates probable losses related to binding unfunded lending commitments. The methodology to determine such losses is inherently similar to the methodology utilized in calculating the allowance for commercial loans, adjusted for factors specific to binding commitments, including the probability of funding. The reserve for unfunded lending commitments is included in other liabilities on the balance sheet. Changes to the reserve for unfunded lending commitments are made by changes to the provision for credit losses. (See Item 8, Note 9 to the Consolidated Financial Statements for information regarding the reserve for unfunded lending commitments, which information is incorporated herein by reference.)

Securities

TSFG uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate risk, to generate interest and dividend income, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public deposits, TT&L advances, FHLB advances, derivatives, and securities sold under repurchase agreements. TSFG strives to provide adequate flexibility to proactively manage cash flow as market conditions change. Cash flow may be used to pay-off borrowings, to fund loan growth, or to reinvest in securities at then current market rates. Table 14 shows the carrying values of the investment securities portfolio at the end of each of the last five years.

Index

Table 14
Investment Securities Portfolio Composition
(dollars in thousands)
	December 31,
	2009	2008	2007	2006	2005
Trading Account (at fair value)
U.S. Treasury	$-	$-	$-	$-	$22
U.S. Government agencies	-	-	-	-	137
State and municipal	-	-	-	-	1,243
	-	-	-	-	1,402
Securities Available for Sale (at fair value)
U.S. Treasury	2,045	2,069	27,592	166,719	182,468
U.S. Government agencies	79,707	313,729	503,571	653,034	656,442
Agency residential mortgage-backed securities	1,980,305	1,468,639	1,088,427	1,400,288	1,688,862
Private label residential mortgage-backed securities	8,504	12,771	-	-	-
State and municipal	23,158	262,248	302,586	341,488	373,892
Other investments: (1)
Corporate bonds	-	9,963	20,380	113,365	112,246
Community bank stocks	399	672	4,988	12,406	10,067
Other equity investments	1,283	1,567	3,335	3,910	4,037
	2,095,401	2,071,658	1,950,879	2,691,210	3,028,014
Securities Held to Maturity (at amortized cost)
State and municipal	16,217	22,609	39,451	52,208	62,548
Agency residential mortgage-backed securities	111,199	-	-	-	-
Other investments	100	100	240	100	100
	127,516	22,709	39,691	52,308	62,648
Total	$2,222,917	$2,094,367	$1,990,570	$2,743,518	$3,092,064

Total securities as a percentage of total assets	18.7%	15.4%	14.3%	19.3%	21.6%

(1)	During 2009, TSFG reclassified FHLB stock from securities available for sale to other assets. Amounts for prior periods have been reclassified to conform to the current presentation.

Securities (i.e., trading securities, securities available for sale, and securities held to maturity), excluding the unrealized gain on available for sale securities, averaged $2.0 billion in 2009 and $2.1 billion in 2008. The average tax-equivalent portfolio yield decreased in 2009 to 4.24% from 4.65% in 2008. The securities yield decreased primarily due to an overall decline in interest rates resulting in reinvestment of maturities and calls at lower yields, and to a lesser extent, the fourth quarter 2009 sales of higher-yielding mortgage-backed securities and municipal securities.

The expected duration of the debt securities portfolio was approximately 3.2 years at December 31, 2009, an increase from approximately 2.9 years at December 31, 2008. If interest rates rise, the duration of the debt securities portfolio may extend. Conversely, if interest rates fall, the duration of the debt securities portfolio may decline. Since total securities include callable bonds and mortgage-backed securities, security paydowns are likely to accelerate if interest rates fall or decline if interest rates rise. Changes in interest rates and related prepayment activity impact yields and fair values of TSFG’s securities. At December 31, 2009 securities had unamortized premiums of $31.3 million and unamortized discounts of $3.2 million. Faster than expected paydowns would adversely impact yields and market values of securities with unamortized premiums while slower than expected paydowns would adversely impact yields and market values of securities with unamortized discounts.

Approximately 62% of mortgage-backed securities (“MBS”) are collateralized mortgage obligations (“CMOs”) with an average expected duration of 3.1 years. At December 31, 2009, approximately 12% of the MBS portfolio was variable rate or hybrid variable rate, where the rate adjusts on an annual basis after a specified fixed rate period, generally ranging from one to ten years.

The majority of these securities are government or agency securities and, therefore, pose minimal credit risk. The net unrealized gain on securities available for sale (pre-tax) totaled $28.4 million at December 31, 2009, compared with $10.9 million at December 31, 2008, primarily due to a decrease in long-term interest rates and a contraction in spreads. If interest rates increase,

Index

credit spreads widen, and/or market illiquidity worsens, TSFG expects its net unrealized gain on securities available for sale to decrease and possibly become a net unrealized loss. See Item 8, Note 7 to the Consolidated Financial Statements for information about TSFG’s securities in unrealized loss positions.

During fourth quarter 2009, in an effort to strengthen liquidity, reduce sources of tax-exempt income, and reduce interest rate risk, TSFG sold approximately $325 million of higher-yielding mortgage-backed securities and municipal securities available for sale with maturities longer than six months for a net gain of $6.2 million. The proceeds were reinvested into lower-yielding mortgage-backed securities, primarily conservative CMO structures such as planned amortization class (“PAC”) and sequential-pay CMOs intended to limit the extension of expected durations if interest rates rise.

In April 2009, TSFG sold U.S. government agency securities with a book value of approximately $120 million (3.6% yield) for a gain of $5.4 million. In connection with this sale, TSFG also terminated $75.0 million (4.3% rate) in long-term repurchase agreements, and recognized a loss on extinguishment of $5.4 million. Also in second quarter 2009, TSFG recorded $435,000 in other-than-temporary impairment on certain community bank-related equity investments included in the other investments category.

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

Index

Table 15 shows the credit risk profile of the securities portfolio for the years ended December 31, 2009 and 2008.

Table 15
Investment Securities Portfolio Credit Risk Profile
(dollars in thousands)
	December 31, 2009		December 31, 2008
	Balance	% of Total	Balance	% of Total
Government and agency
U.S. Treasury	$2,045	0.1%	$2,069	0.1%
U.S. Government agencies (1)	79,707	3.6	313,729	15.0
Agency residential mortgage-backed securities (MBS) (1)(2)	2,091,504	94.0	1,468,639	70.1
Total government and agency	2,173,256	97.7	1,784,437	85.2
State and municipal (3)(4)(5)
Pre-funded with collateral or AAA-rated backed by Texas Permanent School Fund	19,392	0.9	188,598	9.0
Underlying issuer or collateral rated A or better (including South Carolina State Aid)	15,127	0.7	81,238	3.9
Underlying issuer or collateral rated BBB	2,337	0.1	7,344	0.3
Non-rated	2,519	0.1	7,677	0.4
Total state and municipal	39,375	1.8	284,857	13.6
Corporate bonds AA or A-rated	-	-	9,963	0.5
Private label residential mortgage-backed securities AAA-rated (2)	8,504	0.4	12,771	0.6
Community bank stocks and other	1,782	0.1	2,339	0.1
Total securities	$2,222,917	100.0%	$2,094,367	100.0%

Percent of total securities: (4)
Rated A or higher		99.7%		99.2%
Investment grade		99.8		99.5

(1)	At December 31, 2009, these amounts include, in the aggregate, $29.4 million and $1.8 billion related to senior debt and MBS, respectively, issued by FNMA and FHLMC.
(2)	Current policies restrict MBS/CMO purchases to agency-backed and a small percent of private-label securities and prohibit securities collateralized by sub-prime assets.
(3)
At December 31, 2009, agency mortgage-backed securities include $111.2 million of securities held to maturity at amortized cost. At December 31, 2009 and 2008, state and municipal securities include $16.2 million and $22.6 million, respectively, of securities held to maturity at amortized cost.

(4)
Ratings shown above do not reflect the benefit of guarantees by bond insurers. At December 31, 2009 and 2008, $4.9 million and $39.1 million, respectively, of municipal bonds are guaranteed by bond insurers.

(5)
At December 31, 2009, the breakdown by current bond rating is as follows: $19.4 million pre-funded with collateral or AAA-rated backed by Texas Permanent School Fund, $17.5 million AA or A-rated, and $2.5 million non-rated.

Note:
Within each category, securities are ordered based on risk assessment from lowest to highest. TSFG holds no collateralized debt obligations, or subordinated debt or equity investments in FNMA or FHLMC.

Table 16 shows the contractual maturity schedule for securities held to maturity and securities available for sale at December 31, 2009. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The table also reflects the weighted average tax-equivalent yield of the investment securities.

Index

Table 16
Investment Securities Maturity Schedule
(dollars in thousands)

Available for Sale -- Fair Value
		After One	After Five		No
	Within	But Within	But Within	After	Contractual
	One Year	Five Years	Ten Years	Ten Years	Maturity (1)	Total

U.S. Treasury	$-	$2,045	$-	$-	$-	$2,045
U.S. Government agencies	-	79,707	-	-	-	79,707
Agency residential MBS	42,025	1,179,446	175,203	583,631	-	1,980,305
Private label residential MBS	-	-	-	8,504	-	8,504
State and municipal	22,908	200	50	-	-	23,158
Other investments	-	2	-	-	1,680	1,682
	$64,933	$1,261,400	$175,253	$592,135	$1,680	$2,095,401

Weighted Average Tax-Equivalent Yield
U.S. Treasury	-%	1.40%	-%	-%	-%	1.40%
U.S. Government agencies	-	2.33	-	-	-	2.33
Agency residential MBS	3.35	3.33	4.31	4.58	-	3.78
Private label residential MBS	-	-	-	4.73	-	4.73
State and municipal	4.58	5.34	5.34	-	-	4.58
Other investments	-	4.00	-	-	n/a	4.00
	3.79%	3.26%	4.31%	4.58%	-%	3.74%

Held to Maturity -- Amortized Cost
State and municipal	$4,786	$10,697	$734	$-	$-	$16,217
Agency residential MBS	-	111,199	-	-	-	111,199
Other investments	50	50	-	-	-	100
	$4,836	$121,946	$734	$-	$-	$127,516

Weighted Average Tax-Equivalent Yield
State and municipal	5.44%	5.32%	5.20%	-%	-%	5.35%
Agency residential MBS	-	4.02	-	-	-	4.02
Other investments	4.50	6.45	-	-	-	5.48
	5.43%	4.14%	5.20%	-%	-%	4.19%

(1)	These securities have no contractual maturity or yield and accordingly are excluded from the "Other Investments" yield calculation, as well as the overall "Available for Sale" yield calculation.

Investments Included in Other Assets. TSFG also invests in limited partnerships, limited liability companies (LLC's) and other privately held companies. These investments are included in other assets. Fair values are estimated based on information available as no quoted market prices are available. In 2009, 2008, and 2007, TSFG recorded $3.9 million, $589,000, and $2.0 million, respectively, in other-than-temporary impairment on these investments. Since certain of these investments are real estate-related or banking industry-related, additional impairment in future periods is possible. Additionally, in 2009 and 2008, TSFG sold certain of these investments and recorded $641,000 and $4.3 million, respectively, of realized gains. At December 31, 2009, TSFG's investment in these entities totaled $14.5 million, of which $7.1 million were accounted for under the cost method and $7.4 million were accounted for under the equity method. At December 31, 2009, TSFG’s remaining commitment to advance funds on these investments was $5.5 million. At December 31, 2008, TSFG's investment in these entities totaled $18.1 million, of which $5.3 million were accounted for under the cost method and $12.8 million were accounted for under the equity method.

Carolina First Bank, as a member of the Federal Home Loan Bank ("FHLB") of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon its balances of residential mortgage loans, select commercial loans secured by real estate, and FHLB advances. FHLB stock is included in other assets at its original cost basis, as cost approximates fair value and there is

Index

no ready market for such investments. At December 31, 2009 and 2008, FHLB stock totaled $58.8 million and $35.5 million, respectively.

Also included in other assets were $5.2 million of various auction rate preferred securities which TSFG repurchased from brokerage customers who purchased the securities during 2007. TSFG recorded a loss of $676,000 upon purchase of $6.9 million of these securities during first quarter 2009 to adjust these securities to estimated fair value based on illiquidity in the market.

Bank-Owned Life Insurance

TSFG had approximately $303 million invested in bank-owned life insurance (“BOLI”) at December 31, 2009. These investments are expected to provide a long-term source of earnings to support existing employee benefit programs and for other purposes. Approximately $153 million was held in separate accounts. The separate account holdings are invested in diversified portfolios of fixed income securities (substantially all of which are investment-grade) and cash equivalents, including U.S. Treasury and Agency securities, residential mortgage-backed securities, corporate debt, asset-backed and commercial mortgage-backed securities. The portfolios are managed by unaffiliated professional managers within parameters established in the portfolio's investment guidelines. The separate account policies have stable value agreements through either a large well-rated bank or insurance carrier that provides limited cash surrender value protection from declines in the value of each policy’s underlying investments. Losses are recognized when the decline in the cash surrender value exceeds the protection provided by the stable value agreements. At December 31, 2009, the cash surrender value protection had not been exceeded for any BOLI policies; however, two of the separate accounts with a $52.4 million cash surrender value exceeded the underlying fair value of the investments by approximately $4.8 million. No adjustment to the cash surrender value was recorded due to the fair value exceeding the protection of the stable value agreements. Among other things, the stable value agreements may also include terms which, upon surrender, may extend the payout period or limit the protection of the stable value agreements when the Company has net operating losses or a credit event as defined (including default on its obligations) or may prohibit future acquisition of BOLI for a specified period of time. For one of the policies with a net operating loss trigger, the payout of the cash surrender value of approximately $17 million would be expected to occur over 20 quarters. Accordingly, TSFG reduced the carrying value of this policy by approximately $1 million as of December 31, 2009 to reflect the present value of the expected cash flows. The remaining cash surrender value of $150 million primarily represented the cash surrender value of policies held in the general accounts and amounts due from various insurance companies with ratings of A or higher at December 31, 2009.

The majority of TSFG’s life insurance policies have modified endowment contract (“MEC”) classification which receives less advantageous tax treatment than non-MEC policies. Upon surrender of a MEC policy, the Company would reduce its net operating losses by the cumulative gain on the policy with no impact on income tax expense as the Company has recorded a valuation allowance on its deferred tax assets; however, the Company would also pay a 10% MEC tax penalty on the cumulative gain which would increase income tax expense. As of December 31, 2009, TSFG’s MEC policies had cumulative gains of approximately $92 million.

Goodwill

TSFG evaluates its goodwill annually for each reporting unit as of June 30th or more frequently if events or circumstances indicate that there may be impairment. The goodwill impairment test is a two-step process, which requires management to make judgments in determining the assumptions used in the calculations. The first step (“Step 1”) involves estimating the fair value of each reporting unit and comparing it to the reporting unit’s carrying value, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, then a second step (“Step 2”) is performed to measure the actual amount of goodwill impairment, if any. Step 2 involves determining the implied fair value of goodwill. This requires the Company to allocate the estimated fair value of the reporting unit to all the recognized and unrecognized assets and liabilities of such unit. The fair values of the assets and liabilities, primarily loans and deposits, are determined using current market interest rates, projections of future cash flows, and where available, quoted market prices of similar instruments. Any unallocated fair value represents the implied fair value of goodwill, which is then compared to its corresponding carrying value. If the implied fair value is less than the carrying value, an impairment loss is recognized in an amount equal to that deficit.

For purposes of the goodwill impairment evaluation performed at June 30, 2009, the fair value of the Carolina First reporting unit was determined primarily using discounted cash flow models based on internal forecasts (90% weighting) and, to a lesser extent, market-based trading and transaction multiples (10% weighting). More weight was given to the discounted cash flow models since market-based multiples are not considered directly comparable given the lack of a complete operational entity for each reporting unit, and based on the internal forecasts taking a longer term view of the Company’s performance. The

Index

internal forecasts included certain assumptions made by management, including expected growth rates in loans and customer funding, changes in net interest margin, credit quality trends, and the forecasted levels of other income and expense items. Forecasts were prepared for each of the next five years, with a terminal cash flow assigned to the remainder of the forecast horizon. A range of terminal growth rates ranging from 3% to 7% were applied to the terminal cash flow. Each period’s cash flow was then discounted using a range of discount rates based on the risk-free rate plus a premium based on overall stock market level of risk compared to the level of risk of our own stock. The portion of the estimated value derived from market-based trading and transaction multiples was based on a weighting of market multiples for selected peer institutions based on such metrics as book value of equity, tangible equity, and assets. (Earnings multiples were not used because most peers did not have earnings.) The value assigned to the reporting unit for purposes of the goodwill impairment evaluation was based on the midpoint of the range of values determined using the method outlined above. This valuation indicated that the fair value of the Carolina First reporting unit was less than its carrying value. However, Step 2 of the evaluation indicated that the implied fair value of the goodwill was greater than its carrying value, and thus no impairment charge was required as of the June 30, 2009 test date for the Carolina First banking segment.

As TSFG, including its Carolina First reporting unit, continued to report additional losses and other conditions had changed during third quarter 2009, TSFG performed an updated evaluation of the goodwill related to the Carolina First reporting unit as of September 30, 2009. In connection with its evaluation, TSFG engaged an independent third party to review the methodology and assumptions in Step 1 and to perform the valuation of the loan portfolio and the core deposit intangible for the Carolina First banking segment for purposes of performing Step 2. (The remaining $12.5 million of goodwill for other segments was related to TSFG’s insurance operations and was not evaluated for impairment on an interim basis based on operating results.) Based on changes in management’s views on its current outlook and the review by the third party, the Company lowered the terminal growth rates to a range of 2% to 4% and increased the targeted capital level allocated to the Carolina First reporting unit to reflect current industry conditions and company-specific expectations as part of its Step 1 analysis. Although the valuation with the updated assumptions continued to indicate that the fair value of the Carolina First reporting unit was less than its carrying value, Step 2 of the evaluation indicated that the implied fair value of the goodwill was greater than its carrying value at September 30, 2009, primarily due to the excess of the book value of the Carolina First loan portfolio over its fair value based on exit price, and no impairment was recorded. No formal impairment evaluation was performed at December 31, 2009 since there were no material changes to the assumptions and expectations used as of September 30, 2009.

In the current environment, forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time. Management will continue to update its analysis as circumstances change, and as market conditions continue to be volatile and unpredictable. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test at September 30, 2009, we estimated that, holding the other valuation assumptions constant, a 100 basis point reduction in the range of terminal growth rates applied to the terminal cash flows of the Carolina First reporting unit, which has been allocated the majority of the remaining goodwill, would result in an estimated 5% decrease in its fair value. A 100 basis point increase in the range of discount rates would result in an estimated 8% reduction in the fair value of Carolina First. The Company also determined that a 10% reduction in the fair value of the Carolina First reporting unit would have resulted in the carrying value of its goodwill exceeding the implied fair value in Step 2, resulting in impairment. Accordingly, based on these sensitivity analyses and the possibility of changes in the fair value of the Carolina First reporting unit’s assets and liabilities, particularly loans, the Company has concluded that it is reasonably possible that the Carolina First reporting unit may become impaired in future periods.

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

Index

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

During 2009, we sold $65.7 million of OREO and incurred losses of $10.5 million. Due to continuing weak market conditions, we revalued our OREO during second quarter 2009 and also changed our policies to record such assets at 70% of the most recent appraised value versus our previous practice of 80%. The result of the revaluation and change in policy was a downward adjustment in values by $21.9 million during 2009. At December 31, 2009, the carrying value of OREO totaled $122.1 million, compared to $44.7 million at December 31, 2008, and was included in other assets. Table 17 presents a rollforward of OREO, while Table 18 presents an OREO aging as of December 31, 2009.

Table 17
OREO Rollforward
(dollars in thousands)
	Years Ended December 31,
	2009	2008
Balance at beginning of year	$44,668	$6,467
Loans transferred in	165,061	51,158
Sales	(65,696)	(11,907)
Write-downs	(21,947)	(1,050)
Balance at end of year	$122,086	$44,668

Table 18
Number of Months in OREO at December 31, 2009
(dollars in thousands)

Less than three months	$36,390
Three months or more, but less than six months	27,137
Six months or more, but less than nine months	24,684
Nine months or more, but less than twelve months	16,062
Twelve months or more	17,813
Total OREO	$122,086

Impairment of Long-Lived Assets

During 2005, TSFG initiated plans for a “corporate campus” to meet current and future facility needs and serve as the primary headquarters for its banking operations. During 2009, TSFG announced its intention to market its campus facility for sale. The campus site contains approximately 60 acres. Two office buildings have been completed, the conference center is substantially complete, and ten additional building sites are available. At December 31, 2009, TSFG occupied approximately 20% of the available space in the office buildings at the campus in order to house certain of its operations that were previously located in facilities with leases expiring in 2009 or early 2010.

Based on the fair value of the property as determined by third-party appraisal, TSFG recorded impairment charges of $19.4 million in 2009, which are included in noninterest expense. In determining the impairment charge, the cost basis was reduced by the estimated net realizable value of state tax credits available to TSFG, which can be transferable in certain conditions. At December 31, 2009, the carrying amount of the campus was $56.1 million and the carrying amount of the state tax credits was $7.6 million. Management will continue to monitor market conditions and offered prices, and further write-downs could be required in future periods.

Index

TSFG also recorded a $612,000 impairment loss (included in noninterest expense) from the write-down of the corporate jet which was classified as an asset held for sale in 2009. The corporate jet was subsequently sold during 2009 with no significant gain or loss on the sale.

In addition, during 2009, TSFG recorded $1.6 million in impairment losses (also included in noninterest expense) associated with vacated branches and office locations, primarily attributable to subletting office space at less than the contractual lease rate.

Derivative Financial Instruments

Derivative financial instruments used by TSFG may include interest rate swaps, caps, collars, floors, options, futures and forward contracts. Derivative contracts are primarily used to hedge identified risks and also to provide risk-management products to customers. TSFG has derivatives that qualify for hedge accounting, derivatives that do not qualify for hedge accounting but otherwise achieve economic hedging goals, as well as derivatives that are used in trading and customer hedging programs.

For purposes of potential valuation adjustments to its derivative assets, TSFG evaluates the credit risk of its counterparties, including bank customers with whom TSFG has entered into customer swaps. During 2009 and 2008, TSFG recorded credit losses of $1.9 million and $815,000, respectively, on its customer swaps. Deterioration in customers’ credit and in TSFG’s ability to collect on the derivative assets associated with customer swaps could negatively impact TSFG’s consolidated financial statements. If we are in a receivable position with respect to our interest rate swaps with customers, the fair value of the derivative asset represents additional credit exposure to the customer (without additional collateral). At December 31, 2009, the total fair value of TSFG’s customer swap derivative assets was $25.7 million.

In 2008, TSFG had counterparty credit exposure to Lehman Brothers Special Financing, Inc. (“LBSF”) in connection with derivatives. LBSF’s parent company filed for bankruptcy in 2008, triggering an event of default under the derivative agreement, resulting in termination. During fourth quarter 2008, TSFG recognized a loss related to the termination in the amount of $1.1 million, representing the excess of the value of the securities collateral held by LBSF above the amounts owed by TSFG under the agreement.

Please see Item 8, Notes 1 and 15 to the Consolidated Financial Statements for a description of TSFG’s significant accounting policies and additional information on derivatives.

Deposits

Deposits remain TSFG's primary source of funds. Average customer deposits equaled 66.1% of average total funding in 2009 and 61.9% in 2008. TSFG faces strong competition from other banking and financial services companies in gathering deposits. TSFG also maintains short and long-term wholesale sources, including federal funds, repurchase agreements, Federal Reserve borrowings, brokered CDs, and FHLB advances to fund a portion of loan demand and, if appropriate, any increases in investment securities.

Table 19 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits, while Table 20 shows the breakdown of customer funding by type.

Index

Table 19
Types of Deposits
(dollars in thousands)
	December 31,
	2009	2008	2007	2006	2005
Noninterest-bearing demand deposits	$1,124,404	$1,041,140	$1,127,657	$1,280,908	$1,458,914
Interest-bearing checking	1,060,470	1,078,921	1,117,850	1,208,125	1,162,891
Money market accounts	2,072,664	1,834,115	2,188,261	2,435,413	2,290,134
Savings accounts	322,924	190,519	158,092	181,192	187,101
Core deposits	4,580,462	4,144,695	4,591,860	5,105,638	5,099,040
Time deposits under $100,000	1,632,582	1,863,520	1,442,030	1,272,056	1,246,791
Time deposits of $100,000 or more	1,137,067	1,488,735	1,496,270	1,514,615	1,549,925
Customer deposits (1)	7,350,111	7,496,950	7,530,160	7,892,309	7,895,756
Brokered deposits	1,946,101	1,908,767	2,258,408	1,624,431	1,338,681
Total deposits	$9,296,212	$9,405,717	$9,788,568	$9,516,740	$9,234,437

Percentage of Deposits
Noninterest-bearing demand deposits	12.1%	11.1%	11.5%	13.4%	15.8%
Interest-bearing checking	11.4	11.5	11.4	12.7	12.6
Money market accounts	22.3	19.5	22.4	25.6	24.8
Savings accounts	3.5	2.0	1.6	1.9	2.0
Core deposits	49.3	44.1	46.9	53.6	55.2
Time deposits under $100,000	17.6	19.8	14.7	13.4	13.5
Time deposits of $100,000 or more	12.2	15.8	15.3	15.9	16.8
Customer deposits (1)	79.1	79.7	76.9	82.9	85.5
Brokered deposits	20.9	20.3	23.1	17.1	14.5
Total deposits	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	TSFG defines customer deposits as total deposits less brokered deposits.

Table 20
Types of Customer Funding
(dollars in thousands)
	December 31,

	2009	2008	2007	2006	2005
Customer deposits (1)	$7,350,111	$7,496,950	$7,530,160	$7,892,309	$7,895,756
Customer sweep accounts (2)	316,690	493,012	648,311	500,288	305,815
Customer funding	$7,666,801	$7,989,962	$8,178,471	$8,392,597	$8,201,571

(1)	TSFG defines customer deposits as total deposits less brokered deposits.
(2)	TSFG includes customer sweep accounts in short-term borrowings on its consolidated balance sheet.

At December 31, 2009, period-end customer funding decreased $323.2 million, or 4.0%, from December 31, 2008, as increases in lower-cost core deposit categories generated by a deposit campaign in 2009 were more than offset by decreases in time deposits and customer sweep accounts. Public deposits totaled $749.1 million at December 31, 2009, compared to $697.2 million at December 31, 2008 and are generally subject to seasonal fluctuations.

While reported in short-term borrowings on the consolidated balance sheet, customer sweep accounts represent excess overnight cash to/from commercial customer operating accounts and are a source of funding for TSFG. Currently, sweep balances are generated through two products: 1) collateralized customer repurchase agreements ($293.9 million at December 31, 2009) and 2) Eurodollar deposits ($22.8 million at December 31, 2009). These balances are tied directly to commercial customer checking accounts, including public funds depositors, and generate treasury services noninterest income.

Index

TSFG uses brokered deposits and other borrowed funds as an alternative funding source while continuing its efforts to maintain and grow its local customer funding base.

Average customer funding equaled 69.2% of average total funding for 2009 and 66.7% for 2008. Period-end customer funding increased to 71.4% of total funding at December 31, 2009, compared to 68.1% at December 31, 2008, due primarily to the decline in wholesale borrowings attributable to the sales of loans and securities during 2009. As part of its overall funding strategy, TSFG expects to continue its focus on lowering its funding costs by trying to improve the customer funding level, mix, and rate paid. TSFG attempts to enhance its deposit mix by working to attract lower-cost transaction accounts through actions such as new transaction account opening goals, new checking products, and creating incentive plans to place a greater emphasis on lower-cost customer deposit growth. Deposit pricing is very competitive, and we expect this pricing environment to continue, as banks compete for sources of liquidity and funding to replace funding which may not be available in the current market environment.

TSFG elected to continue its participation in the FDIC’s Transaction Account Guarantee Program (the “TAGP”). Under the program, through June 30, 2010, all noninterest-bearing transaction accounts and certain interest-bearing checking accounts (for which the rate paid will not exceed 50 basis points) are fully guaranteed by the FDIC for the entire amount in the account. TSFG estimates that deposits that are neither insured nor collateralized would increase from approximately $265 million at December 31, 2009 to approximately $750 million without the benefit of the TAGP.

Table 21
Maturity Distribution of and Rates on Time Deposits
(dollars in thousands)

	Customer Time Deposits		Brokered Deposits		Total
		Average		Average
	Balance	Rate	Balance	Rate	Balance

Three months or less	$338,224	1.87%	$176,094	3.70%	$514,318
Over three through six months	305,272	1.97	209,695	2.15	514,967
Over six through twelve months	1,322,629	2.86	419,989	2.81	1,742,618
Over twelve months	803,524	2.66	1,140,323	2.83	1,943,847
Total outstanding	$2,769,649	2.58%	$1,946,101	2.83%	$4,715,750
Table 22
Maturity Distribution of Time Deposits of $100,000 or More
(dollars in thousands)

Three months or less	$151,492
Over three through six months	117,986
Over six through twelve months	573,518
Over twelve months	294,071
Total outstanding	$1,137,067

Index

Borrowed Funds

Table 23 shows the breakdown of total borrowed funds by type.

Table 23
Types of Borrowed Funds
(dollars in thousands)
	December 31,
	2009	2008	2007	2006	2005
Short-Term Borrowings
Customer sweep accounts	$316,690	$493,012	$648,311	$500,288	$305,815
Treasury, tax and loan note	5,987	3,516	752,195	139,989	20,131
Federal funds purchased and repurchase agreements	25	67,309	206,216	920,811	1,115,486
Federal Reserve borrowings	-	1,050,000	-	-	-
Commercial paper	-	12,537	30,828	32,631	32,933
FHLB advances	-	-	-	175,000	-
	322,702	1,626,374	1,637,550	1,768,719	1,474,365
Long-Term Borrowings
FHLB advances, net of discount	752,646	233,497	223,087	328,113	852,140
Repurchase agreements	125,000	200,000	200,000	521,000	821,000
Subordinated notes	206,704	216,704	216,704	188,871	155,695
Mandatorily redeemable preferred stock of REIT subsidiary	31,800	56,800	56,800	89,800	89,800
Note payable	719	768	786	828	865
Employee stock ownership plan note payable	-	-	-	200	500
Purchase accounting premiums, net of amortization	-	-	963	1,663	2,151
Total long-term borrowings	1,116,869	707,769	698,340	1,130,475	1,922,151

Total borrowings	1,439,571	2,334,143	2,335,890	2,899,194	3,396,516
Less: customer sweep accounts	(316,690)	(493,012)	(648,311)	(500,288)	(305,815)
Add: brokered deposits(1)	1,946,101	1,908,767	2,258,408	1,624,431	1,338,681
Total wholesale borrowings	$3,068,982	$3,749,898	$3,945,987	$4,023,337	$4,429,382
Total wholesale borrowings as a percentage of total assets	25.8%	27.6%	28.4%	28.3%	30.9%

(1)	TSFG includes brokered deposits in total deposits on its consolidated balance sheet.

TSFG uses both short-term and long-term borrowings to fund net growth of assets in excess of deposit growth. In 2009, average borrowings totaled $1.8 billion, compared with $2.4 billion in 2008.

Period-end wholesale borrowings decreased to $3.1 billion at December 31, 2009, compared to $3.7 billion at December 31, 2008 primarily due to sales of loans and securities during 2009. TSFG also shifted into borrowings with remaining maturities of more than one year in order to strengthen liquidity.

Table 24 shows balance and interest rate information on selected short-term borrowings. Balances in these accounts can fluctuate on a day-to-day basis based on availability of collateral and overall funding needs.

Index

Table 24
Selected Short-Term Borrowings Data
(dollars in thousands)
	Maximum				Interest
	Outstanding				Rate at
	at any	Average	Average	Ending	Year
Year Ended December 31,	Month End	Balance	Interest Rate	Balance	End

2009
Customer sweep accounts	$466,967	$353,830	0.29%	$316,690	0.33%
Federal funds purchased and repurchase agreements	197,309	47,000	0.25	25	0.63
Federal Reserve borrowings	1,200,000	387,619	0.26	-	-
Commercial paper	2,476	1,044	2.63	-	-

2008
Customer sweep accounts	$741,206	$580,882	1.98%	$493,012	0.58%
Federal funds purchased and repurchase agreements	589,229	329,503	2.52	67,309	0.05
Federal Reserve borrowings	1,150,000	478,954	1.82	1,050,000	0.28
Commercial paper	31,053	22,507	4.24	12,537	3.30

2007
Customer sweep accounts	$648,311	$525,606	4.32%	$648,311	3.79%
Federal funds purchased and repurchase agreements	1,048,334	767,413	5.17	206,216	3.70
Commercial paper	35,704	33,454	5.35	30,828	5.04

In 2009, TSFG repurchased $25.0 million of mandatorily redeemable preferred stock of a REIT subsidiary (priced at LIBOR plus 350 basis points) included in long-term borrowings in Table 23 and recognized an $8.3 million gain on the extinguishment. In addition, TSFG terminated $75.0 million (4.3% rate) in long-term repurchase agreements, and recognized a loss on extinguishment of $5.4 million. In connection with the termination of the repurchase agreement, TSFG also sold U.S. government agency securities with a book value of approximately $120 million (3.6% yield) for a gain of $5.4 million.

During 2008, TSFG recognized a loss on early extinguishment of debt of $2.1 million, primarily due to prepayment penalties for FHLB advances partially offset by gains on brokered CDs for which the related swaps were called. During 2007, TSFG recognized a loss on early extinguishment of debt of $2.0 million, primarily from the write-off of unamortized debt issuance costs associated with the redemption of $131.5 million of subordinated notes and mandatorily redeemable preferred stock, with an average spread of 347 basis points over LIBOR.

Capital and Liquidity

Capital

Shareholders' equity totaled $993.2 million, or 8.3% of total assets, at December 31, 2009 compared with $1.6 billion, or 11.9% of total assets, at December 31, 2008. Shareholders' equity decreased primarily due to the net loss for 2009, partially offset by the net proceeds from the issuance of $85 million of common stock.

In connection with its capital plan announced in June 2009, TSFG issued $85 million of common equity in a public offering (with net proceeds of $79.7 million) and converted $90.9 million of Series 2008 Convertible Preferred Stock into 20.9 million common shares (including 6.9 million shares valued at $11.9 million as an inducement to convert). TSFG also exchanged $94.5 million of the Series 2008 Convertible Preferred Stock for a new series of preferred stock, Series 2009-A Convertible Preferred Stock, which automatically converted into 24.0 million common shares (including 9.4 million shares valued at $14.0 million as an inducement to convert) upon shareholder approval on September 11, 2009. In addition, TSFG sold ancillary businesses and reduced its assets during 2009, partly by sales of indirect auto loans and shared national credits. During 2009, TSFG contributed $195 million to its subsidiary bank to increase its capital.

However, the significant loss in the second half of 2009, primarily related to credit losses and the valuation allowance on deferred tax assets, reduced tangible common equity to tangible assets to 3.67% at December 31, 2009, compared to 6.05% at

Index

December 31, 2008. While TSFG’s regulatory ratios were not impacted by the valuation allowance, the tangible common equity ratio, which is an important measure to investors, debt rating agencies, and others, was significantly impacted by the valuation allowance. Accordingly, management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through the conversion of certain debt and non-common equity instruments into common stock and/or cash and/or the issuance of additional equity in public or private offerings. No decision has been made and the company plans to conclude on such evaluations over the coming months and take such actions, if any, shortly thereafter. No assurance can be provided that the Company can or will undertake such actions.

In 2009, preferred stock dividends included $32.4 million treated as deemed dividends (non cash) to preferred shareholders resulting from induced conversions of $234.1 million of preferred stock into common shares. The deemed dividends had no effect on total equity or regulatory capital.

TSFG’s tangible equity to tangible asset ratio decreased to 6.54% at December 31, 2009, compared to 10.29% at December 31, 2008 primarily due to the 2009 net loss being partially offset by proceeds from the common stock offering and lower total assets. As interest rates increase, TSFG expects its unrealized gain on securities available for sale would decrease, leading to a lower tangible equity to tangible asset ratio, including accumulated other comprehensive income.

TSFG’s unrealized gain on securities available for sale and cash flow hedges, net of tax, which is included in accumulated other comprehensive income, decreased to $30.9 million at December 31, 2009, compared with $42.6 million at December 31, 2008 due primarily to an increase in long-term interest rates and realization of gains through sales of securities during 2009.

Common book value per common share at December 31, 2009 and 2008 was $3.05 and $14.12, respectively. The decrease in common book value per common share was primarily due to the issuance of 85 million common shares, the conversion of Series 2008 and Series 2009-A Convertible Preferred Stock into 54.9 million common shares, and the net loss during the period. Common tangible book value per common share at December 31, 2009 and 2008 was $1.98 and $10.83, respectively. Tangible book value was below book value as a result of goodwill and intangibles associated with acquisitions of entities and assets accounted for as purchases. At December 31, 2009, goodwill totaled $214.1 million, or $0.99 per share, and is not being amortized, while other intangibles totaled $15.7 million and will continue to be amortized.

TSFG is subject to the risk-based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. TSFG and Carolina First Bank exceeded the well-capitalized regulatory requirements at December 31, 2009. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on our Consolidated Financial Statements. Based on the regulatory agencies’ view of projected future losses related to credit risk, the regulatory agencies could impose capital requirements exceeding the well-capitalized standards.

Table 25 sets forth various capital ratios for TSFG and Carolina First Bank. For further information regarding the regulatory capital of TSFG and Carolina First Bank, see Item 8, Note 24 to the Consolidated Financial Statements.

Index

Table 25
Capital Ratios

	December 31,	Well Capitalized
	2009	Requirement
TSFG
Total risk-based capital	11.24%	n/a
Tier 1 risk-based capital	9.93	n/a
Leverage ratio	7.91	n/a

Carolina First Bank
Total risk-based capital	10.55%	10.00%
Tier 1 risk-based capital	8.96	6.00
Leverage ratio	7.13	5.00

At December 31, 2009, trust preferred securities and shares of mandatorily redeemable preferred stock of a REIT subsidiary (“REIT preferred securities”) included in tier 1 capital totaled $200.5 million and $26.3 million, respectively. Under current regulatory guidelines and subject to certain limitations, debt associated with trust and REIT preferred securities qualifies for tier 1 capital treatment, although the allowable amounts can change as equity declines below certain levels. While a complete review of all the rules is beyond the scope of this document, it is important to be aware of certain limits that may begin to impact the Company’s ratios. The limitation regarding the inclusion of trust and REIT preferred securities in capital calculations impacts only the ratios calculated at the consolidated level and, accordingly, is not applicable to the Carolina First Bank ratios. (The trust preferred securities are not included in Carolina First Bank’s tier 1 capital since the related subordinated notes were issued by the parent company.) Regulatory rules allow trust and REIT preferred securities to be included in tier 1 capital up to 25.0% of the sum of selected tier 1 capital elements, including the trust and REIT preferred securities. Effective March 31, 2011, the 25.0% limitation will become more restrictive and could cause the Company’s tier 1 capital ratios to be negatively impacted. At December 31, 2009, trust and REIT preferred securities accounted for 23.9% of TSFG’s tier 1 capital.

During 2009, TSFG recorded a valuation allowance against its deferred tax assets (see “Critical Accounting Policies and Estimates – Income Taxes”). For regulatory purposes, the deferred tax assets were already deducted from tier 1 and total capital ratios for both TSFG and Carolina First Bank as capital regulations limit the amount of deferred tax assets that are dependent upon future taxable income to the lesser of the amount of deferred tax assets that are expected to be realized within one year of the quarter-end date, based on the projected future taxable income for that year, or 10% of tier 1 capital. Accordingly, the valuation allowance did not impact TSFG’s well-capitalized status at December 31, 2009.

Carolina First Bank is subject to certain regulatory restrictions on the amount of dividends it is permitted to pay. During third quarter 2009, TSFG suspended its common dividend. Future TSFG common dividends will depend upon a number of factors, including payment of the preferred stock dividends, financial performance, capital requirements and assessment of capital needs. In addition, the Federal Reserve has the authority to prohibit TSFG from paying a dividend on its common and preferred stock and trust preferred securities. Subsequent to year-end, TSFG suspended dividends on all remaining outstanding equity and capital instruments. Based on informal communications from federal banking regulators, currently none of TSFG or Carolina First Bank, or any of their respective subsidiaries (including, but not limited to, the real estate investment trust subsidiary) are permitted to pay dividends on capital securities.

As mentioned above, failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on our Consolidated Financial Statements. For example, a depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. Institutions that are adequately but not well capitalized cannot accept, renew or rollover brokered deposits except with a waiver from the FDIC and are subject to limitations on the maximum interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or rollover brokered deposits. For additional details regarding potential consequences of a failure to meet the well-capitalized standards, see Item 1, “Supervision and Regulation -- Prompt Corrective Action.”

Index

Liquidity

Liquidity management ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends (if any) and debt service, manage operations on an ongoing basis, and capitalize on new business opportunities.

Liquidity is managed at two levels. The first is the liquidity of the parent company, which is the holding company that owns Carolina First Bank, the banking subsidiary. The second is the liquidity of the banking subsidiary. The management of liquidity at both levels is essential because the parent company and banking subsidiary each have different funding needs and sources, and each are subject to certain regulatory guidelines and requirements. In addition, Carolina First Bank is subject to limitations on the amount of funds that may be transferred to the parent company. At December 31, 2009, Carolina First Bank could not pay any dividend to the parent company without prior regulatory approval. Through the Asset Liability Committee (“ALCO”), Corporate Treasury is responsible for planning and executing the funding activities and strategy.

TSFG’s liquidity policy strives to ensure a diverse funding base, with limits established by wholesale funding source as well as aggregate wholesale funding. Daily and short-term liquidity needs are principally met with deposits from customers, payments on loans, maturities and paydowns of investment securities, and excess cash balances. TSFG is focusing additional efforts aimed at acquiring new deposits from its customer base through its established branch network to enhance liquidity and reduce reliance on wholesale borrowing. Liquidity needs are a factor in developing the deposit pricing structure, which may be altered to retain or grow deposits as deemed necessary. However, TSFG may face regulatory limitations on the maximum rates it can pay on interest-bearing deposits if it falls below well capitalized.

As noted in Table 26 which follows, we have $2.8 billion of time deposits maturing in 2010, with maturities of customer and brokered CDs accounting for $2.0 billion and $805.8 million, respectively. We expect to replace maturing customer CDs through ongoing efforts to grow customer deposits and various deposit campaigns, replacing any shortfall through wholesale borrowings. We anticipate replacing brokered CD maturities through a combination of growth in core customer funding and balance sheet reductions. Our capacity to issue new brokered CDs could be significantly diminished or eliminated based on regulatory restrictions, our financial condition, our capital levels, and/or our performance.

Longer term funding needs are typically met through a variety of wholesale sources, which have a broader range of maturities than customer deposits and add flexibility in liquidity planning and management. These wholesale sources include advances from the FHLB with longer maturities, brokered CDs, and instruments that qualify as regulatory capital, including trust preferred securities and subordinated debt. During 2009, TSFG shifted into borrowings with remaining maturities of more than one year in order to strengthen liquidity. Continued access to FHLB advances could be significantly diminished or eliminated based on regulatory restrictions, our financial condition, and/or our performance.

Under normal business conditions, the sources above are adequate to meet both the short-term and long-term funding needs of the Company; however, TSFG’s contingency funding plan establishes early warning triggers to alert management to potential negative liquidity trends. The plan provides a framework to manage through various scenarios – including identification of alternative actions and an executive management team to navigate through a crisis. Limits ensure that liquidity is sufficient to manage through crises of various degrees of severity, triggered by TSFG-specific events, such as significant adverse changes to earnings, credit quality or credit ratings, or general industry or market events, such as market instability or adverse changes in the economy. Potential loss of deposits would be a primary funding need in a liquidity crisis. Deposit balances which are not covered by FDIC insurance total approximately $625 million currently, and would increase to approximately $1.5 billion without the benefit of the FDIC’s TAGP, currently scheduled to expire at June 30, 2010. A significant portion of uninsured deposits are public fund deposits which are collateralized by investment securities. Loss of collateralized deposits in a liquidity crisis would be essentially liquidity neutral to the extent released collateral could be sold or used to secure replacement wholesale funding. Thus, the primary deposit-related liquidity risk relates to balances which are neither insured nor collateralized, which total approximately $265 million currently, and would increase to approximately $750 million without the benefit of the TAGP. Public deposits which are currently insured but which would be uninsured and would therefore require collateralization without the benefit of the TAGP totaled $350 million at December 31, 2009. Free securities of $1.2 billion would meet incremental collateral needs and, along with surplus cash of approximately $200 million at year-end, represent reserves to address liquidity needs in a crisis scenario.

During 2009 and early 2010, several rating agencies lowered the credit ratings for TSFG and/or Carolina First Bank. These ratings changes did not have a material impact on TSFG’s liquidity given that we have no debt for which a downgrade of our credit ratings would trigger early termination and a credit rating downgrade has not historically impacted access to our

Index

primary funding sources. However, certain downgrade levels could require the Company to post additional collateral to secure certain transactions (derivatives and certain borrowings) or could enable certain counterparties to rescind the transaction at their option. Such requirements are not expected to materially impact the Company’s overall liquidity. In addition, certain borrowings, such as brokered CDs and FHLB advances, are dependent on various credit eligibility criteria which may be impacted by changes in the Company’s financial position and/or results of operations.

Given the weakened economy, current market conditions, and our recent credit ratings downgrades, there is no assurance that TSFG will, if it chooses to do so, be able to obtain new borrowings or issue additional equity on terms that are satisfactory. Due to these factors, TSFG is currently maintaining a cash position in excess of normal levels. TSFG is also evaluating additional capital and cash management strategies including the potential sale of selected assets. While liquidity is an ongoing challenge for all financial institutions, management believes that TSFG’s available borrowing capacity and efforts to grow deposits are sufficient to provide the necessary funding for 2010. However, management is prepared to take other actions if needed to manage through adverse liquidity conditions.

In managing its liquidity needs, TSFG focuses on its existing assets and liabilities, as well as its ability to enter into additional borrowings, and on the manner in which they combine to provide adequate liquidity to meet its needs. Table 26 summarizes future contractual obligations as of December 31, 2009. Table 26 does not include payments which may be required under employment and deferred compensation agreements (see Item 8, Note 28 of the Consolidated Financial Statements) or loan commitments (see Item 8, Note 21 of the Consolidated Financial Statements). In addition, Table 26 does not include payments required for interest and income taxes (see Item 8, Consolidated Statements of Cash Flows for details on interest and income taxes paid for 2009).

Table 26
Contractual Obligations
(dollars in thousands)
	Payments Due by Period
		Less
		than 1	1-3	4-5	After 5
	Total	Year	Years	Years	Years
Customer time deposits	$2,769,649	$1,966,125	$780,762	$18,726	$4,036
Brokered deposits	1,946,101	805,778	1,039,542	66,994	33,787
Total time deposits	4,715,750	2,771,903	1,820,304	85,720	37,823
Short-term borrowings	322,702	322,702	-	-	-
Long-term debt - parent company	206,704	-	-	-	206,704
Long-term debt - Carolina First Bank	910,896	179	681,416	200,267	29,034
Total long-term debt	1,117,600	179	681,416	200,267	235,738
Operating leases	176,044	17,490	34,141	29,879	94,534
Total contractual cash obligations	$6,332,096	$3,112,274	$2,535,861	$315,866	$368,095

TSFG enters into agreements in the normal course of business to extend credit to meet the financial needs of its customers. For amounts and types of such agreements at December 31, 2009, see “Off-Balance Sheet Arrangements.”  Increased demand for funds under these agreements would reduce TSFG’s available liquidity and could require additional sources of liquidity.

Results of Operations

Net Interest Income

Net interest income is TSFG’s primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and dividends on investment securities, and the interest incurred for the liabilities to support such assets. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis based on a 35% marginal federal income tax rate. Table 27 presents average balance sheets and a net interest income analysis on a tax equivalent basis for each of the years in the three-year period ended December 31, 2009. Table 28 provides additional analysis of the effects of volume and rate on net interest income.

Index

Table 27
Comparative Average Balances - Yields and Costs
(dollars in thousands)
	Years Ended December 31,
	2009			2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets
Loans (1)	$9,478,536	$466,493	4.92%	$10,374,423	$629,966	6.07%	$10,013,387	$764,828	7.64%
Investment securities, taxable (2)	1,786,429	73,527	4.12	1,788,333	81,744	4.57	2,165,589	103,525	4.78
Investment securities, nontaxable (2) (3)	232,416	12,131	5.22	299,412	15,299	5.11	359,728	17,847	4.96
Total investment securities	2,018,845	85,658	4.24	2,087,745	97,043	4.65	2,525,317	121,372	4.81
Federal funds sold and interest-bearing bank balances	227	1	0.44	16,825	385	2.29	6,519	402	6.17
Total earning assets	11,497,608	$552,152	4.80	12,478,993	$727,394	5.83	12,545,223	$886,602	7.07
Non-earning assets	1,322,089			1,354,362			1,499,342
Total assets	$12,819,697			$13,833,355			$14,044,565

Liabilities and Shareholders' Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$1,054,372	$3,012	0.29	$1,104,088	$11,127	1.01	$1,140,753	$22,141	1.94
Savings	236,369	2,363	1.00	156,464	1,504	0.96	174,100	2,756	1.58
Money market	2,013,132	28,033	1.39	2,014,702	49,557	2.46	2,275,380	89,338	3.93
Time deposits, excluding brokered deposits	2,985,683	96,160	3.22	3,153,991	125,475	3.98	2,900,260	144,299	4.98
Brokered deposits	1,972,847	61,018	3.09	2,205,481	87,340	3.96	2,114,211	109,761	5.19
Total interest-bearing deposits	8,262,403	190,586	2.31	8,634,726	275,003	3.18	8,604,704	368,295	4.28
Customer sweep accounts	353,830	1,011	0.29	580,882	11,519	1.98	525,606	22,723	4.32
Other borrowings (4)	1,459,355	24,777	1.70	1,814,120	55,355	3.05	1,938,851	106,557	5.50
Total interest-bearing liabilities	10,075,588	$216,374	2.15	11,029,728	$341,877	3.10	11,069,161	$497,575	4.50
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,080,503			1,055,855			1,200,663
Other noninterest-bearing liabilities	213,333			189,691			231,189
Total liabilities	11,369,424			12,275,274			12,501,013
Shareholders' equity	1,450,273			1,558,081			1,543,552
Total liabilities and shareholders' equity	$12,819,697			$13,833,355			$14,044,565
Net interest income (tax-equivalent)		$335,778	2.92%		$385,517	3.09%		$389,027	3.10%
Less: tax-equivalent adjustment (3)		4,246			5,354			6,246
Net interest income		$331,532			$380,163			$382,781

Supplemental data:
Customer funding(5)	$7,723,889	$130,579	1.69%	$8,065,982	$199,182	2.47%	$8,216,762	$281,257	3.42%
Wholesale borrowings (6)	3,432,202	85,795	2.50	4,019,601	142,695	3.55	4,053,062	216,318	5.34
Total funding (7)	$11,156,091	$216,374	1.94%	$12,085,583	$341,877	2.83%	$12,269,824	$497,575	4.06%

(1)	Nonaccrual loans are included in average balances for yield computations.
(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.
(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(4)	During the years ended December 31, 2009, 2008, and 2007 TSFG capitalized $738,000, $1.6 million, and $505,000, respectively, of interest in conjunction with its planned corporate campus.
(5)	Customer funding includes total deposits (total interest-bearing plus noninterest-bearing deposits) less brokered deposits plus customer sweep accounts.
(6)
Wholesale borrowings include borrowings less customer sweep accounts plus brokered deposits.  For purposes of this table, wholesale borrowings equal the sum of other borrowings and brokered deposits, as customer sweep accounts are presented separately.

(7)	Total funding includes customer funding and wholesale borrowings.
Note:  Average balances are derived from daily balances.

Index

Table 28
Rate/Volume Variance Analysis
(dollars in thousands)
	2009 Compared to 2008			2008 Compared to 2007
	Total	Change in	Change in	Total	Change in	Change in
	Change	Volume	Rate	Change	Volume	Rate
Earning assets
Loans	$(163,473)	$(51,174)	$(112,299)	$(134,862)	$26,731	$(161,593)
Investment securites, taxable	(8,217)	(87)	(8,130)	(21,781)	(17,403)	(4,378)
Investment securites, nontaxable	(3,168)	(3,490)	322	(2,548)	(3,068)	520
Federal funds sold and interest-bearing bank balances	(384)	(211)	(173)	(17)	350	(367)
Total interest income	(175,242)	(54,962)	(120,280)	(159,208)	6,610	(165,818)

Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	(8,115)	(480)	(7,635)	(11,014)	(690)	(10,324)
Savings	859	797	62	(1,252)	(257)	(995)
Money market	(21,524)	(39)	(21,485)	(39,781)	(9,338)	(30,443)
Time deposits	(29,315)	(6,417)	(22,898)	(18,824)	11,855	(30,679)
Brokered deposits	(26,322)	(8,557)	(17,765)	(22,421)	4,565	(26,986)
Total interest-bearing deposits	(84,417)	(14,696)	(69,721)	(93,292)	6,135	(99,427)
Customer sweep accounts	(10,508)	(3,817)	(6,691)	(11,204)	2,315	(13,519)
Other borrowings	(30,578)	(9,356)	(21,222)	(51,202)	(6,470)	(44,732)
Total interest expense	(125,503)	(27,869)	(97,634)	(155,698)	1,980	(157,678)
Net interest income	$(49,739)	$(27,093)	$(22,646)	$(3,510)	$4,630	$(8,140)

Note: Changes that are not solely attributable to volume or rate have been allocated to volume and rate on a pro-rata basis.

Fully tax-equivalent net interest income decreased to $335.8 million in 2009 from $385.5 million in 2008 and $389.0 million in 2007 primarily due to the decline in average earning assets and the impact of higher levels of nonperforming assets. TSFG’s average earning assets decreased to $11.5 billion in 2009 compared to $12.5 billion in 2008, primarily due to sales and liquidations of problem loans, net loan charge-offs, and reductions of loans with limited relationship opportunity. Average loans as a percentage of average earning assets was 82.4% for 2009, compared to 83.1% for 2008. At December 31, 2009, approximately 56% of TSFG’s accruing loans were variable rate loans, the majority of which are tied to the prime rate. TSFG has entered into receive-fixed interest rate swaps to hedge the forecasted interest income from certain prime-based and LIBOR-based loans as part of its overall interest rate risk management. Certain of these swaps with a notional amount of $265.0 million were terminated or dedesignated in early 2010, which locked in a gain of approximately $12 million that will be amortized to the statement of operations as the hedged cash flows impact earnings. At December 31, 2009, loans with floating rates, primarily limited to prime or LIBOR, included loans with floors totaling $1.3 billion with an average floor of 5.10%.

The net interest margin for 2009 was 2.92%, compared with 3.09% for 2008 and 3.10% for 2007. Net interest income and the net interest margin have been negatively impacted in 2009 and 2008 by elevated levels of nonperforming assets and the reversal of accrued interest income as loans have been moved to nonaccrual status. In 2009 and 2008, credit had an approximate adverse impact of 34 basis points and 29 basis points, respectively, on the net interest margin from interest reversals on nonaccrual loans, which totaled $15.5 million and $12.6 million, respectively, as well as the carrying amount associated with nonperforming assets. During 2009, in order to manage liquidity, TSFG increased the level of excess cash it maintains, as well as shifted into funding with longer maturities (see Table 23 Types of Borrowed Funds), which is generally more expensive than overnight borrowings. These actions had an adverse impact on TSFG’s net interest margin during 2009.

Comparing 2008 to 2007, the adverse effects attributable to credit were partially offset by the issuance of preferred stock.

Index

Provision for Credit Losses

The provision for credit losses is recorded in amounts sufficient to bring the allowance for loan losses and the reserve for unfunded lending commitments to a level deemed appropriate by management. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for credit losses was $668.9 million, $344.6 million, and $68.6 million in 2009, 2008, and 2007, respectively. In 2009 and 2008, the higher provision largely reflected credit deterioration due to continued weakness in housing markets, migration of loans to higher risk categories, and additional reserves for nonperforming loans and land loans. The allowance for credit losses equaled 4.45% and 2.45% of loans held for investment at December 31, 2009 and 2008, respectively.

Net loan charge-offs were $541.2 million, or 5.72% of average loans held for investment in 2009, compared with $223.4 million, or 2.16% of average loans held for investment in 2008. Management expects the level of charge-offs and provision expense to remain elevated relative to historical trends due to the current credit environment. See “Loans,” “Credit Quality,” and “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments.”

Noninterest Income

Table 29 shows the components of noninterest income during the three years ended December 31, 2009.

Table 29
Components of Noninterest Income
(dollars in thousands)
	Years Ended December 31,
	2009	2008	2007
Service charges on deposit accounts	$39,659	$42,940	$44,519
Debit card income, net	8,305	7,805	7,182
Customer service fee income	4,839	5,335	5,648
Total customer fee income	52,803	56,080	57,349

Insurance income	7,800	10,082	12,029
Retail investment services, net	7,703	7,711	7,902
Trust and investment management income	5,135	6,688	6,595
Benefits administration fees	1,213	3,136	3,261
Total wealth management income	21,851	27,617	29,787

Bank-owned life insurance income	9,515	12,877	13,344
Gain (loss) on securities	8,034	3,108	(4,623)
Gain on sale of ancillary businesses	7,234	-	-
Mortgage banking income	5,694	5,260	6,053
Gain (loss) on trading and certain derivative activities	3,849	(207)	(1,197)
Merchant processing income, net	2,018	3,279	3,263
Gain on Visa IPO share redemption	-	1,904	-
Other	7,035	12,049	9,736
Total noninterest income	$118,033	$121,967	$113,712

Noninterest income decreased to $118.0 million in 2009 from $122.0 million in 2008, reflecting decreases in most categories. Total customer fee income and wealth management income continued to decrease partially due to the effects of the economic downturn, such as fewer customer transactions and lower asset valuations. Net debit card income was an exception, as increased transactions led to an overall increase in this line item. During third quarter 2009, TSFG sold three ancillary businesses: its merchant processing portfolio, a financial planning group, and a retirement plan administrator. Although these sales resulted in a $7.2 million gain, they reduced the respective line items in which the businesses were previously included. For the period in 2009 prior to the sales, these businesses reported $5.1 million in noninterest income ($2.0 million merchant processing income, $1.2 million benefits administration fees, and $1.9 million included in insurance, retail investment services, and trust and investment management income). An additional deferred gain of approximately $6 million related to the sale of the merchant processing portfolio may be recognized over the next two years.

Index

NSF fees are included in service charges on deposit accounts. In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. As a result, this line item may decrease in future periods.

Bank-owned life insurance income decreased to $9.5 million in 2009, partly due to a $1.0 million adjustment to the cash surrender value due to various provisions of stable value contracts and fluctuations in the amounts of life insurance proceeds received during the year. Mortgage banking income increased 8.3% for the year ended 2009 compared to 2008. Mortgage loans originated by TSFG originators totaled $320.7 million and $278.3 million for the years ended 2009 and 2008, respectively. Gain on certain derivative activities increased $4.1 million, primarily due to recording changes in the value of interest rate swaps no longer qualifying for hedge accounting and the ineffectiveness of other hedging relationships. For the year ended 2009, gain on securities included gains on the sale of municipal securities and U.S. government agency securities (see “Securities”), partially offset by $4.3 million in other-than-temporary impairment on certain community bank-related equity securities and privately held investments included in other assets.

Comparing 2008 to 2007, noninterest income increased $8.3 million to $122.0 million due primarily to a gain on mandatory partial redemption of shares received in the Visa IPO of $1.9 million and a net gain on securities of $3.1 million in 2008 compared to a $4.6 million net loss on securities in 2007. The 2008 gain included other-than-temporary impairment recorded on corporate bonds, community bank-related equity investments, and other investments, which was more than offset by realized gains. The 2007 loss included other-than-temporary impairment of $2.9 million on corporate bonds and $2.0 million on non-marketable equity investments. Noninterest income also included a loss on certain derivative activities of $207,000 in 2008, compared with a loss of $1.2 million in 2007. These increases more than offset decreases in customer fee income and wealth management income, which were partially due to the effects of the economic downturn. NSF fees, which are included in service charges on deposit accounts, continued their downward trend based on fewer opportunities to collect. Net debit card income was an exception, as increased transactions led to an 8.7% increase in this line item in 2008 relative to 2007. In addition, bank-owned life insurance income fluctuated based on the amount of life insurance proceeds received during the year, and mortgage banking income decreased principally as a result of lower origination volumes in response to industry conditions.

Other noninterest income also includes income related to international banking services, wire transfer fees, overdraft protection fee income, internet banking fees, swap fee income, and gains/losses on disposition of fixed assets.

Noninterest Expenses

Table 30 shows the components of noninterest expenses for the three years ended December 31, 2009.

Index

Table 30
Components of Noninterest Expense
(dollars in thousands)
	Years Ended December 31,
	2009	2008	2007
Salaries and wages, excluding employment contracts and severance	$133,548	$144,037	$137,085
Employment contracts and severance	829	16,519	2,306
Total salaries and wages	134,377	160,556	139,391

Occupancy	38,200	37,311	34,659
Employee benefits	32,893	38,200	37,098
Loss on other real estate owned	32,435	633	-
Regulatory assessments	29,293	10,923	2,628
Furniture and equipment	27,758	27,561	26,081
Loan collection and foreclosed asset expense	27,090	12,431	3,665
Impairment of long-lived assets	21,600	-	-
Professional services	16,768	16,212	17,062
Project NOW expense	1,693	271	-
Loss on non-mortgage loans held for sale	11,776	283	-
Telecommunications	6,197	6,140	5,668
Advertising and business development	5,947	9,927	7,401
Amortization of intangibles	4,917	6,138	7,897
(Gain) loss on early extinguishment of debt	(3,043)	2,086	2,029
Goodwill impairment	2,511	426,049	-
Loss on repurchase of auction rate securities	676	-	-
Loss on derivative collateral	-	1,061	-
Branch acquisition and conversion costs	-	731	-
Visa-related litigation	-	(863)	881
Other	28,033	36,583	36,789
Total noninterest expenses	$419,121	$792,233	$321,249

Noninterest expenses decreased to $419.1 million in 2009 from $792.2 million in 2008. The acceleration of credit deterioration in Florida and overall adverse changes in the banking industry prompted TSFG to perform an interim impairment evaluation of the goodwill associated with its Mercantile banking segment at each quarter-end during 2008. The evaluations reflected decreases in projected cash flows for the Mercantile banking segment and increases in the discount rate used to value the cash flows, and accordingly the estimated fair value of the segment declined. This decline resulted in the recognition of goodwill impairment charges of $426.0 million in 2008.

Late in 2008, TSFG launched an internal efficiency and expense control project (“Project NOW”), the goal of which was to improve revenue and reduce annual operating expenses. As a result, salaries and wages (excluding employment contracts and severance) and employee benefits decreased $15.8 million in 2009 compared to 2008, as full-time equivalent employees declined to 2,214 at December 31, 2009, compared to 2,505 and 2,474 at December 31, 2008 and 2007, respectively.

Credit-related expenses (including loan collection and foreclosed asset expense, loss on non-mortgage loans held for sale, and loss on other real estate owned) increased $58.0 million in 2009 compared to 2008 due to the current credit environment, and may continue to be volatile in future periods.

Regulatory assessments increased $18.4 million in 2009 based in part on TSFG’s participation in the TAGP related to noninterest-bearing deposit accounts and across-the-board rate increases designed to replenish the FDIC’s Deposit Insurance Fund. TSFG also recorded an FDIC special assessment charge of $5.7 million in second quarter 2009. During 2009, the FDIC required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012, which resulted in TSFG paying $89.4 million in prepaid assessments to the FDIC in fourth quarter 2009, the cost of which will be recognized through 2012. FDIC insurance premiums are expected to increase based in part on the adoption of a uniform three-basis point increase to assessment rates effective January 1, 2011,

Index

partially offset by the decrease in premiums associated with the expiration of the TAGP. Actions by regulatory agencies could also cause our assessments to increase.

During 2009, TSFG recognized impairment charges of $21.6 million on its campus facility ($19.4 million), corporate jet ($612,000), and vacated branches and office locations ($1.6 million) (see “Impairment of Long-Lived Assets”), as well as a $2.5 million goodwill impairment charge related to non-banking subsidiaries (see “Goodwill”). During 2009, TSFG recognized a net gain on early extinguishment of debt of $3.0 million, primarily due to gain on the repurchase of $25.0 million of mandatorily redeemable preferred stock of a REIT subsidiary, partially offset by a loss on termination of $75.0 million of long-term repurchase agreements (see “Borrowed Funds”). Also during 2009, TSFG repurchased various auction rate preferred securities from brokerage customers who purchased the securities during 2007. TSFG recorded a loss of $676,000 during 2009 to adjust these securities to estimated fair value based on illiquidity in the market (see “Securities”).

Professional services increased in 2009, partially due to legal expenses associated with a shareholder lawsuit. Project NOW expenses increased due to costs associated with TSFG’s revenue and expense initiative.

Comparing 2008 to 2007, noninterest expenses increased $471.0 million, primarily due to the goodwill impairment charge mentioned above. Salaries, wages, and employee benefits (excluding contracts and severance) increased $8.1 million in 2008, partially due to normal salary increases and lower loan origination salary deferrals. The 2008 increase in FTEs relative to 2007 was partly due to the acquisition of five branch offices in Orlando and three de novo branch openings. Employment contracts and severance increased primarily as a result of expenses related to the retirement of former CEO Mack Whittle. The incremental expense related to Whittle’s retirement benefits was approximately $12 million, all of which was recorded in 2008. Professional services decreased 3.4% for 2008, primarily due to a decrease in legal fees.

Advertising and business development increased 34.1% in 2008 relative to 2007, primarily due to costs related to customer funding initiatives. In addition, regulatory assessments increased, primarily due to the fact that the credit which had been offsetting FDIC premiums for all of 2006 and the first three quarters of 2007 was fully utilized in fourth quarter 2007. Loan collection and foreclosed asset expense increased $8.8 million in 2008 due to the credit environment.

During 2008, TSFG recognized a loss on early extinguishment of debt of $2.1 million, which reflects prepayment penalties for FHLB advances partially offset by gains on brokered CDs for which the related interest rate swaps were called. During 2007, TSFG recognized a loss on early extinguishment of debt of $2.0 million, primarily from the write-off of unamortized debt issuance costs associated with the redemption of subordinated notes and mandatorily redeemable preferred stock.

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

Income Taxes

Income tax expense as a percentage of pretax loss was (5.9)% for 2009. Income tax expense differed from the amount computed by applying TSFG’s statutory U.S. federal income tax rate of 35% to pretax loss for 2009 primarily due to the deferred tax asset valuation allowance recorded during third quarter 2009 (see “Critical Accounting Policies and Estimates – Income Taxes”). Income tax benefit as a percentage of pretax loss was 13.8% for 2008, which differed from the U.S federal statutory rate primarily due to the impact of the nondeductible goodwill impairment that was recorded in 2008.

The accounting complexities of evaluating and recording a valuation allowance on deferred tax assets make the projection of the effective tax rate on future pretax net income or loss difficult. Based on current projections and assuming no change in pretax other comprehensive income (gains on investment securities available for sale and cash flow hedges), the tax expense or benefit for 2010 should be at or near zero except for any change in reserves for uncertain tax positions. Volatility in other comprehensive income could materially impact the tax expense or benefit charged to operations with little or no impact to equity.

For further information concerning income tax expense, refer to Item 8, Note 17 to the Consolidated Financial Statements.

Index

Fourth Quarter Summary

TSFG reported a net loss available to common shareholders of $193.9 million or $(0.90) per diluted share for fourth quarter 2009, compared to a net loss available to common shareholders of $340.8 million, or $(1.95) per diluted share for third quarter 2009 and $319.4 million, or $(4.29) per diluted share for fourth quarter 2008. The third quarter 2009 net loss was partly due to a $200.1 million increase to the deferred tax asset valuation allowance, while the fourth quarter 2008 net loss was partly due to a $237.6 million goodwill impairment charge resulting from a decrease in value of the Mercantile banking segment. The following is a summary of the consolidated statements of operations (in thousands, except per share data):

	Three Months Ended
	December 31,	September 30,	December 31,
	2009	2009	2008
Net interest income	$80,546	$80,038	$91,633
Provision for credit losses	170,761	224,179	122,926
Noninterest income	28,550	33,470	30,012
Noninterest expenses	103,163	89,529	342,093
Income tax expense (benefit)	23,843	123,304	(33,435)
Net loss	(188,671)	(323,504)	(309,939)
Preferred stock dividends and other	(5,221)	(17,251)	(9,424)
Net loss available to common shareholders	$(193,892)	$(340,755)	$(319,363)

Loss per common share, diluted	$(0.90)	$(1.95)	$(4.29)

Nonperforming assets declined to $522.4 million at December 31, 2009, from $544.6 million at September 30, 2009. However, at December 31, 2009, nonperforming assets as a percentage of loans and foreclosed property increased to 6.13% from 6.05% at September 30, 2009 due to a decrease in loans held for investment. TSFG’s provision for credit losses totaled $170.8 million for fourth quarter 2009, compared to $224.2 million for third quarter 2009 and $122.9 million for fourth quarter 2008.

Fully tax-equivalent net interest income totaled $81.4 million for fourth quarter 2009, compared with $81.1 million for third quarter 2009 and $92.9 million for fourth quarter 2008. The net interest margin for fourth quarter 2009 was 2.97%, compared to 2.93% for third quarter 2009 and 2.97% for fourth quarter 2008. Comparing fourth quarter 2009 to third quarter 2009, the yield on average earning assets declined 10 basis points, primarily due to the sale of higher-yielding mortgage-backed securities and municipal securities (the yield on which is calculated on a tax-equivalent basis) during fourth quarter 2009 (the proceeds from which were reinvested into lower-yielding mortgage-backed securities), while average funding costs decreased 19 basis points, driven by an enhanced deposit mix, disciplined pricing, and downward pricing of certificates of deposit upon renewal.

Noninterest income totaled $28.6 million for fourth quarter 2009, compared to $33.5 million for third quarter 2009 and $30.0 million for fourth quarter 2008. Fourth quarter 2009 noninterest income included a gain on securities of $6.7 million (primarily due to the sale of municipal securities mentioned in the previous paragraph) compared with a loss of $286,000 and a gain of $1.6 million, respectively, in third quarter 2009 and fourth quarter 2008. However, third quarter 2009 included a $7.2 million gain on sale of ancillary businesses. Excluding these items, the decrease in fourth quarter 2009 relative to third quarter 2009 was largely due to a $1.6 million decline in the gain on certain derivative activities, a $1.0 million adjustment to bank-owned life insurance cash surrender value due to various provisions of stable value contracts, and an $854,000 decline in customer fee income. In addition, merchant processing income and wealth management income declined from the third quarter sales of ancillary businesses (which also reduced noninterest expenses).

Noninterest expenses totaled $103.2 million in fourth quarter 2009, compared to $89.5 million in third quarter 2009 and $342.1 million in fourth quarter 2008. Comparing fourth quarter 2009 to third quarter 2009, this increase was primarily due to a $12.5 million increase in credit-related expenses and a $3.5 million impairment charge related to the corporate campus, partially offset by expense reductions in many other categories. Fourth quarter 2008 included a $237.6 million goodwill impairment charge, as well as higher employment contract and severance expense related to the retirement of TSFG’s CEO. In addition, TSFG recorded a $1.7 million loss on early extinguishment of debt and a $1.1 million loss on derivative collateral during fourth quarter 2008.

Index

In fourth quarter 2009, income tax expense/benefit as a percentage of pretax loss was (14.5)%, compared with (61.6)% in third quarter 2009 and 9.7% in fourth quarter 2008. Income tax expense differed from the amount computed by applying TSFG’s statutory U.S. federal income tax rate of 35% to pretax loss in fourth and third quarters 2009 due to the deferred tax asset valuation allowance recorded during those quarters. For fourth quarter 2008, income tax expense was affected by the nondeductible goodwill impairment.

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

TSFG has risk management policies and systems which attempt to monitor and limit exposure to interest rate risk. Specifically, TSFG manages its exposure to fluctuations in interest rates through policies established by our Asset/Liability Committee ("ALCO"), reviewed by the Risk Committee of the Board, and approved by the Board of Directors. A primary goal of ALCO is to monitor and limit exposure to interest rate risk through implementation of various strategies. These strategies include positioning the balance sheet to minimize fluctuations in income associated with interest rate risk, while maintaining adequate liquidity and capital.

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

Index

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

Interest Sensitivity Analysis. The information presented in Tables 31 and 32 are not projections, and are presented with static balance sheet positions. This methodology allows for an analysis of our inherent risk associated with changes in interest rates. There are some similar assumptions used in both Table 31 and 32. Primary assumptions include, but are not limited to, the following:

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

Table 31 reflects the sensitivity of net interest income to changes in interest rates. It shows the effect that the indicated changes in interest rates would have on net interest income over the next 12 months compared with the base case or flat interest rate scenario. The base case or flat scenario assumes interest rates stay at December 31, 2009 and 2008 levels, respectively. As of December 31, 2009, net interest income over the next year is asset sensitive, meaning that interest rate increases would have a positive impact on net interest income. The increase in interest rate sensitivity from December 31, 2008 is primarily due to lengthening of wholesale funding maturities coupled with continued generation of variable rate loans.

Table 31
Net Interest Income at Risk Analysis
		Annualized Hypothetical Percentage Change in
		Net Interest Income
Interest Rate Scenario (1)		December 31,
		2009	2008
2.00%		1.8%	(0.2	) %
1.00		1.0	-
Flat		-	-
(1.00	)(2)	n/a	n/a
(2.00	)(2)	n/a	n/a

(1)	Net interest income sensitivity is shown for gradual rate shifts over a 12 month period.
(2)	Due to the current rate environment, downward rate shifts were not run.

Table 32 reflects the sensitivity of the EVE to changes in interest rates. EVE is a measurement of the inherent, long-term economic value of TSFG (defined as the fair value of all assets minus the fair value of all liabilities and their associated off balance sheet amounts) at a given point in time. Table 32 shows the effect that the indicated changes in interest rates would have on the fair value of net assets at December 31, 2009 and 2008, respectively, compared with the base case or flat interest rate scenario. The base case scenario assumes interest rates stay at December 31, 2009 and 2008 levels, respectively. The increase in the change in EVE to increases in interest rates in the +100 basis point change scenario is primarily driven by an increase in loans with embedded floors which effectively increased the amount of fixed rate assets. The lower decline in EVE in the +200 basis point change scenario is due

Index

to changes in the composition of the mortgage-backed and municipal securities portfolio, partially offset by the increase in loans with embedded floors.

Table 32
Economic Value of Equity Risk Analysis
(dollars in thousands)		Annualized Hypothetical Dollar Change in
		Economic Value of Equity
Interest Rate Scenario (1)		December 31,
		2009	2008
2.00%		$(63,227)	$(82,307)
1.00		(35,430)	(12,270)
Flat		-	-
(1.00	)(2)	n/a	n/a
(2.00	)(2)	n/a	n/a

(1)	The rising 100 and 200 basis points and falling 100 and 200 basis point interest rate scenarios assume an immediate and parallel change in interest rates along the entire yield curve.
(2)	Due to the current rate environment, downward rate shifts were not run.

There are material limitations with TSFG’s models presented in Tables 31 and 32, which include, but are not limited to, the following:

•	the flat scenarios are base case and are not indicative of historical results;
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

The expected duration of the debt securities portfolio was approximately 3.2 years at December 31, 2009, an increase from approximately 2.9 years at December 31, 2008. If interest rates rise, the duration of the debt securities portfolio may extend. Conversely, if interest rates fall, the duration of the debt securities portfolio may decline. Since total securities include callable bonds and mortgage-backed securities, security paydowns are likely to accelerate if interest rates fall or decline if interest rates rise. Changes in interest rates and related prepayment activity impact yields and fair values of TSFG’s securities. For additional information related to interest rate risk, see Table 2 in “Loans” for selected loan maturity and interest sensitivity, Table 16 in “Securities” for investment securities maturity and related yields, Table 21 in “Deposits” for maturity distribution of time deposits and related yields, and Table 26 in “Liquidity” for maturities of long-term debt.

Derivatives and Hedging Activities. TSFG uses derivative instruments as part of its interest rate risk management activities to reduce risks associated with its lending, investment, deposit taking, and borrowing activities. Derivatives used for interest rate risk management may include interest rate swaps, interest rate floors, options, and futures contracts.

By using derivative instruments, TSFG is exposed to credit and market risk. Derivative credit risk, which is the risk that a counterparty to a derivative instrument will fail to perform, is equal to the extent of the fair value gain in a derivative, or the excess of the fair value of collateral posted against the fair value loss in a derivative. Derivative credit risk is created when the fair value of a derivative contract is positive, since this generally indicates that the counterparty owes us. When the fair value of a derivative is negative, credit risk exists to the extent that TSFG has posted collateral in excess of the fair value of the derivative. Derivative credit risk related to existing bank customers (in the case of “customer loan swaps” and foreign exchange contracts) is monitored through existing credit policies and procedures. Due to the current credit environment, TSFG has seen an increase in credit losses related to customer loan swaps. The effects of changes in interest rates or foreign exchange rates are evaluated across a range of possible options to limit the maximum exposures to individual customers. Customer loan swaps are generally cross-collateralized with the related loan.

Index

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

TSFG records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheet, included in other assets or other liabilities. See Item 8, Note 15 to the Consolidated Financial Statements for the fair value of TSFG’s derivative assets and liabilities and their related notional amounts. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instrument. The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated.

Economic Risk

TSFG’s performance is impacted by U.S. and particularly Southeastern economic conditions, and as non-U.S. companies continue to move into TSFG’s footprint, by international economic circumstances. This includes the level of interest rates, price compression, competition, bankruptcy filings and unemployment rates, as well as political and international policies, regulatory guidelines and general developments. TSFG continues to monitor the economic situations in all areas of operations to achieve growth and limit risk.

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

For purposes of potential valuation adjustments to its derivative assets, TSFG evaluates the credit risk of its counterparties, including bank customers with whom TSFG has entered into customer swaps. Deterioration in customers’ credit and in TSFG’s ability to collect on the derivative assets associated with customer swaps could negatively impact TSFG’s consolidated financial statements. If we are in a receivable position with respect to our interest rate swaps with customers, the fair value of the derivative asset represents additional credit exposure to the customer. At December 31, 2009, the total fair value of TSFG’s customer swap derivative assets was $25.7 million.

Liquidity Risks

TSFG’s business is also subject to liquidity risk, which arises in the normal course of business. TSFG’s liquidity risk is that we will be unable to meet a financial commitment to a customer, creditor, or investor when due. See “Capital and Liquidity.”

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems, or external events. It includes reputation and franchise risks associated with business practices or market conduct that TSFG may undertake. TSFG has an operational risk management system with policies and procedures designed to help limit our operational risks.

Index

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

TSFG’s Audit Committee helps to ensure compliance with financial reporting matters. TSFG’s Audit Committee is involved in the following: selecting the independent auditor, communicating with the independent auditor, reviewing the financial statements and the results of the financial statement audit, monitoring the performance of the independent auditor, and monitoring the work of the internal audit function. The Audit Committee has chartered a Disclosure Committee to help ensure that TSFG's internal controls and reporting systems are sufficient to satisfy compliance with disclosure requirements related to TSFG’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

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

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At December 31, 2009, commercial and retail loan commitments totaled $1.6 billion. Documentary letters of credit are typically issued in connection with customers’ trade financing requirements and totaled $2.1 million at December 31, 2009. Unused business credit card lines, which totaled $31.7 million at December 31, 2009, are generally for short-term borrowings.

Standby letters of credit represent an obligation of TSFG to a third party contingent upon the failure of TSFG’s customer to perform under the terms of an underlying contract with the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will be generally drawn only when the underlying event fails to occur as intended. TSFG has legal recourse to its customers for amounts paid, and these obligations are secured or unsecured, depending on the customers’ creditworthiness. Commitments under standby letters of credit are usually for one year or less. TSFG evaluates its obligation to perform as a guarantor and records reserves as deemed necessary. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2009 was $199.2 million.

TSFG applies essentially the same credit policies and standards as it does in the lending process when making these commitments. See Item 8, Note 21 to the Consolidated Financial Statements for additional information regarding lending commitments.

Derivatives. TSFG records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheet. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when

Index

viewed in isolation, a meaningful measure of the risk profile of the instrument. The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated.

See “Derivative Financial Instruments” under “Balance Sheet Review” and Item 8, Note 15 to the Consolidated Financial Statements for additional information regarding derivatives.

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

See “Enterprise Risk Management” in Item 7, and Item 8, Notes 7, 15, and 31, for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Index

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of The South Financial Group, Inc. (“TSFG”) and subsidiaries is committed to enhanced shareholder value, financial stability, and integrity in all dealings. Management has prepared the accompanying Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America. The statements include amounts that are based on management's best estimates and judgments. Other financial information in this report is consistent with the Consolidated Financial Statements.

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

TSFG’s management assessed the effectiveness of TSFG’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we believe that, as of December 31, 2009, TSFG’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited TSFG’s Consolidated Financial Statements and the effectiveness of TSFG’s internal control over financial reporting in accordance with standards of the Public Company Accounting Oversight Board (United States). PricewaterhouseCoopers LLP reviews the results of its audit with both management and the Audit Committee of the Board of Directors of TSFG. In connection with its audit, PricewaterhouseCoopers LLP has issued an attestation report on our internal control over financial reporting as of December 31, 2009. This attestation report “Report of Independent Registered Public Accounting Firm” appears on page 75.

The Audit Committee, composed entirely of independent directors, meets periodically with management, TSFG’s internal auditors and PricewaterhouseCoopers LLP (separately and jointly) to discuss audit, financial reporting and related matters. PricewaterhouseCoopers LLP and the internal auditors have direct access to the Audit Committee.

/s/ H. Lynn Harton	/s/ James R. Gordon
H. Lynn Harton	James R. Gordon
President and	Senior Executive Vice President
Chief Executive Officer	and Chief Financial Officer
March 16, 2010	March 16, 2010

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The South Financial Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and comprehensive (loss) income and of cash flows present fairly, in all material respects, the financial position of The South Financial Group, Inc. and its subsidiaries at December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 16, 2010

Index

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2009	2008
Assets
Cash and due from banks	$383,184	$292,219
Interest-bearing bank balances	124	166
Securities
Available for sale, at fair value	2,095,401	2,071,658
Held to maturity (fair value $129,496 in 2009 and $23,048 in 2008)	127,516	22,709
Total securities	2,222,917	2,094,367
Loans held for sale (includes $0 in 2009 and $14,681 in 2008 measured at fair value)	15,758	30,963
Loans held for investment	8,386,127	10,192,072
Less: Allowance for loan losses	(365,642)	(247,086)
Net loans held for investment	8,020,485	9,944,986
Bank-owned life insurance	302,830	294,843
Premises and equipment, net	261,523	282,472
Accrued interest receivable	37,304	50,388
Goodwill	214,118	224,161
Other intangible assets, net	15,707	21,859
Other assets	421,032	365,902
Total assets	$11,894,982	$13,602,326

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing retail and commercial deposits	$1,124,404	$1,041,140
Interest-bearing retail and commercial deposits	6,225,707	6,455,810
Total retail and commercial deposits	7,350,111	7,496,950
Brokered deposits	1,946,101	1,908,767
Total deposits	9,296,212	9,405,717
Short-term borrowings	322,702	1,626,374
Long-term debt	1,116,869	707,769
Accrued interest payable	36,658	71,465
Other liabilities	129,367	170,470
Total liabilities	10,901,808	11,981,795

Commitments and contingencies (Note 21)

Shareholders' equity
Preferred stock-no par value; authorized 10,000,000 shares; issued and outstanding 351,650 shares in 2009 and 585,700 shares in 2008	335,783	566,379
Common stock-par value $1 per share; authorized 325,000,000 shares; issued and outstanding 215,455,541 shares in 2009 and 74,643,649 shares in 2008	215,456	74,644
Surplus	1,344,984	1,135,920
Retained deficit	(934,598)	(199,540)
Accumulated other comprehensive income, net of tax	30,938	42,558
Other, net	611	570
Total shareholders' equity	993,174	1,620,531
Total liabilities and shareholders' equity	$11,894,982	$13,602,326

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

Index

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007

Interest Income
Interest and fees on loans	$466,493	$629,966	$764,828
Interest and dividends on securities:
Taxable	73,527	81,744	103,525
Exempt from federal income taxes	7,885	9,945	11,601
Total interest and dividends on securities	81,412	91,689	115,126
Interest on short-term investments	1	385	402
Total interest income	547,906	722,040	880,356
Interest Expense
Interest on deposits	190,586	275,003	368,295
Interest on short-term borrowings	2,259	34,775	79,853
Interest on long-term debt	23,529	32,099	49,427
Total interest expense	216,374	341,877	497,575
Net Interest Income	331,532	380,163	382,781
Provision for Credit Losses	668,904	344,589	68,568
Net interest income after provision for credit losses	(337,372)	35,574	314,213
Noninterest Income	118,033	121,967	113,712
Noninterest Expenses	419,121	792,233	321,249
(Loss) income before income taxes	(638,460)	(634,692)	106,676
Income tax expense (benefit)	37,794	(87,574)	33,400
Net (Loss) Income	(676,254)	(547,118)	73,276
Preferred stock dividends	(24,606)	(21,261)	-
Deemed dividend resulting from induced conversion	(32,388)	-	-
Deemed dividend resulting from accretion of discount	(3,454)	(243)	-
Amounts allocated to participating security holders	(241)	(154)	(665)
Net (Loss) Income Available to Common Shareholders	$(736,943)	$(568,776)	$72,611

Average Common Shares Outstanding, Basic	141,208	73,137	73,618
Average Common Shares Outstanding, Diluted	141,208	73,137	74,085
(Loss) Earnings Per Common Share, Basic	$(5.22)	$(7.78)	$0.99
(Loss) Earnings Per Common Share, Diluted	(5.22)	(7.78)	0.98
See Notes to Consolidated Financial Statements, which are an integral part of these statements.

Index

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE (LOSS) INCOME
(dollars in thousands, except per share data)

					Retained
					Earnings	Accumulated
	Shares of				(Deficit)	Other
	Common	Common	Preferred		and	Comprehensive
	Stock	Stock	Stock	Surplus	Other	Income (Loss)	Total
Balance, December 31, 2006	75,341,276	$75,341	$-	$1,167,685	$367,110	$(48,104)	$1,562,032
Net income	-	-	-	-	73,276	-	73,276
Other comprehensive income, net of tax of $18,292	-	-	-	-	-	32,295	32,295
Comprehensive income	-	-	-	-	-	-	105,571
Common dividends declared ($0.73 per share)	-	-	-	-	(53,695)	-	(53,695)
Common stock activity:
Stock repurchase	(3,600,000)	(3,600)	-	(79,691)	-	-	(83,291)
Acquisitions	7,918	8	-	183	-	-	191
Exercise of options, including tax benefit of $1,067	476,386	476	-	8,675	-	-	9,151
Dividend reinvestment plan	149,021	149	-	3,057	-	-	3,206
Restricted stock plan	39,617	40	-	3,078	(293)	-	2,825
Employee stock purchase plan	19,378	19	-	402	-	-	421
Director compensation	22,098	22	-	512	-	-	534
Cumulative effect of initial application of guidance related to uncertain tax positions	-	-	-	-	(488)	-	(488)
Stock option expense	-	-	-	3,657	-	-	3,657
Other, net	(489)	-	-	43	151	-	194
Balance, December 31, 2007	72,455,205	72,455	-	1,107,601	386,061	(15,809)	1,550,308
Net loss	-	-	-	-	(547,118)	-	(547,118)
Other comprehensive income, net of tax of $33,288	-	-	-	-	-	58,367	58,367
Comprehensive loss	-	-	-	-	-	-	(488,751)
Issuance of preferred stock	-	-	577,436	(12,030)	-	-	565,406
Issuance of warrant to U. S. Treasury Department	-	-	-	19,564	-	-	19,564
Common dividends declared ($0.22 per share)	-	-	-	-	(16,089)	-	(16,089)
Preferred dividends declared	-	-	-	-	(21,261)	-	(21,261)
Accretion of discount on preferred stock	-	-	243	-	(243)	-	-
Common stock activity:
Conversion of preferred stock	1,738,454	1,739	(11,300)	9,561	-	-	-
Dividend reinvestment plan	225,805	226	-	1,707	-	-	1,933
Restricted stock plan	96,635	97	-	5,604	(163)	-	5,538
Director compensation	70,422	70	-	460	-	-	530
Employee stock purchase plan	49,123	49	-	276	-	-	325
Acquisitions	4,403	4	-	20	-	-	24
Exercise of options, including tax benefit of $6	3,602	4	-	37	-	-	41
Cumulative effect of initial application of guidance related to:
Fair value option, net of tax of $32	-	-	-	-	60	-	60
Endorsement split-dollar life insurance	-	-	-	-	(737)	-	(737)
Stock option expense	-	-	-	3,179	-	-	3,179
Other, net	-	-	-	(59)	520	-	461
Balance, December 31, 2008	74,643,649	74,644	566,379	1,135,920	(198,970)	42,558	1,620,531
Net loss	-	-	-	-	(676,254)	-	(676,254)
Other comprehensive loss, net of tax of $6,606	-	-	-	-	-	(11,620)	(11,620)
Comprehensive loss	-	-	-	-	-	-	(687,874)
Common dividends declared ($0.02 per share)	-	-	-	-	(2,694)	-	(2,694)
Preferred dividends	-	-	-	-	(20,268)	-	(20,268)
Accretion of discount on preferred stock	-	-	3,454	-	(3,454)	-	-
Common stock activity:
Issuance of common stock	85,000,000	85,000	-	(5,275)	-	-	79,725
Conversion of preferred stock	54,892,158	54,892	(234,050)	210,180	(32,388)	-	(1,366)
Restricted stock plan	348,561	349	-	1,233	-	-	1,582
Director compensation	144,763	145	-	102	-	-	247
Dividend reinvestment plan	150,627	151	-	78	-	-	229
Employee stock purchase plan	185,400	185	-	68	-	-	253
Settlement of shareholder lawsuit	91,033	91	-	15	-	-	106
Stock option expense	-	-	-	2,653	-	-	2,653
Other, net	(650)	(1)	-	10	41	-	50
Balance, December 31, 2009	215,455,541	$215,456	$335,783	$1,344,984	$(933,987)	$30,938	$993,174

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

Index

 THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2009	2008	2007

Cash Flows from Operating Activities
Net (loss) income	$(676,254)	$(547,118)	$73,276
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Provision for credit losses	668,904	344,589	68,568
Deferred income tax expense (benefit)	57,699	(47,206)	7,426
Depreciation, amortization, and accretion, net	39,258	38,691	33,963
Loss on other real estate owned	32,435	633	401
Impairment of long-lived assets	21,600	-	-
Loss on non-mortgage loans held for sale	11,776	283	-
(Gain) loss on securities	(8,034)	(3,108)	4,623
Gain on sale of ancillary businesses	(7,234)	-	-
Share-based compensation expense	4,890	9,936	7,469
(Gain) loss on certain derivative activities	(3,849)	207	1,197
(Gain) loss on early extinguishment of debt	(3,043)	2,086	2,029
Gain on sale of mortgage loans	(2,737)	(3,314)	(5,179)
Goodwill impairment	2,511	426,049	-
Loss on disposition of premises and equipment	279	342	70
Gain on Visa IPO share redemption	-	(1,904)	-
Excess tax benefits from share-based compensation	-	(6)	(1,067)
Loss on derivative collateral	-	1,061	-
Origination of loans held for sale	(320,535)	(251,144)	(411,539)
Sale of loans held for sale and principal repayments	346,035	278,840	454,948
Increase in other assets	(88,599)	(17,732)	(6,364)
(Decrease) increase in other liabilities	(39,052)	12,861	(12,894)
Net cash provided by operating activities	36,050	244,046	216,927

Cash Flows from Investing Activities
Sale of securities available for sale	464,368	257,483	309,110
Maturity, redemption, call, or principal repayments of securities available for sale	635,835	490,181	483,630
Maturity, redemption, call, or principal repayments of securities held to maturity	25,190	16,983	12,655
Purchase of securities available for sale	(1,101,469)	(813,272)	(12,616)
Purchase of securities held to maturity	(131,435)	-	(140)
Net repayments (originations) of loans held for investment	618,048	(328,088)	(601,055)
Sale of loans held for investment	461,422	41,163	-
Sale of other real estate owned	55,208	12,324	4,746
Sale of premises and equipment	123	9	445
Purchase of premises and equipment	(37,332)	(57,917)	(35,658)
Sale of long lived assets held for sale	6,745	-	-
Proceeds from sale of ancillary businesses	16,584	-	-
Cash equivalents acquired, net of payment for purchase acquisitions	(321)	3,332	(363)
Net cash provided by (used for) investing activities	1,012,966	(377,802)	160,754

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

Index

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2009	2008	2007

Cash Flows from Financing Activities
(Decrease) increase in deposits	$(112,370)	$(407,440)	$249,876
Decrease in short-term borrowings	(1,303,699)	(12,140)	(132,959)
Issuance of long-term debt	550,000	203,320	126,290
Payment of long-term debt	(137,866)	(200,169)	(557,726)
Cash dividends paid on common stock	(3,440)	(29,106)	(53,493)
Cash dividends paid on preferred stock	(29,609)	(11,920)	-
Issuance of common stock, net	79,725	-	-
Repurchase of common stock	-	-	(83,291)
Conversion of preferred stock	(1,366)	-	-
Issuance of preferred stock and warrant, net	-	584,970	-
Excess tax benefits from share-based compensation	-	6	1,067
Other common stock activity	532	2,095	11,249
Net cash (used for) provided by financing activities	(958,093)	129,616	(438,987)
Net change in cash and cash equivalents	90,923	(4,140)	(61,306)
Cash and cash equivalents at beginning of year	292,385	296,525	357,831
Cash and cash equivalents at end of year	$383,308	$292,385	$296,525

Supplemental Cash Flow Data
Interest paid, net of amounts capitalized	$244,169	$355,460	$492,913
Income tax (refunds) payments, net	(47,023)	(5,927)	30,313
Significant non-cash investing and financing transactions:
Unrealized gain on available for sale securities	17,493	59,790	26,461
Conversion of preferred stock into common stock	234,050	11,300	-
Loans transferred from held for investment to held for sale	557,019	63,929	-
Loans transferred from held for sale to held for investment	-	3,060	59
Loans transferred to other real estate owned	165,061	51,158	8,173

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

Index

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

Nature of Operations

TSFG is a bank holding company headquartered in Greenville, South Carolina that offers a broad range of financial products and services, including banking, treasury management, investments, wealth management, and private banking services. TSFG’s banking subsidiary Carolina First Bank conducts banking operations in South Carolina and North Carolina (as Carolina First) and in Florida (as Mercantile). TSFG also owns several non-bank subsidiaries. At December 31, 2009, TSFG operated through 83 branch offices in South Carolina, 67 in Florida, and 27 in North Carolina. In South Carolina, the branches are primarily located in the state’s largest metropolitan areas. The Florida operations are principally concentrated in the Jacksonville, Orlando, Tampa Bay, Southeast Florida, and Gainesville areas. The North Carolina branches are primarily located in the Hendersonville and Asheville areas of western North Carolina and in the Wilmington area of eastern North Carolina.

Going Concern Considerations

The Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. These Consolidated Financial Statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

The substantial uncertainties throughout the economy and U.S. banking industry coupled with current market conditions have adversely affected TSFG’s 2009 results and capital levels. The significant loss in 2009, primarily related to credit losses and the valuation allowance on deferred tax assets, reduced TSFG’s and Carolina First Bank’s capital levels. In order to remain well capitalized under federal banking agencies’ guidelines, management believes that the Company will need to raise additional capital to absorb the potential future credit losses associated with the disposition of its nonperforming assets. While regulatory ratios were not impacted by the valuation allowance, the tangible common equity ratio, which is an important measure to investors, debt rating agencies, and others, was significantly impacted by the valuation allowance. Accordingly, management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through the conversion of certain debt and non-common equity instruments into common stock and/or cash and/or the issuance of additional equity in public or private offerings. TSFG is actively evaluating a number of capital sources, asset reductions, and other balance sheet management strategies to ensure that the projected level of regulatory capital can support its balance sheet long-term. TSFG is currently reducing its balance sheet to improve capital ratios.

Current market conditions for banking institutions, the overall uncertainty in financial markets, and TSFG’s credit rating downgrades and depressed stock price are significant barriers to the success of any plan to issue additional equity in public or private offerings. An equity financing transaction would result in substantial dilution to the Company's current shareholders and could adversely affect the market price of the Company's common stock. There can be no assurance as to whether these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, due to existing regulatory restrictions on cash payments between Carolina First Bank and TSFG, TSFG may be unable to discharge its liabilities in the normal course of business. There can be no assurance that TSFG will be successful in any efforts to raise additional capital during 2010.

Both the parent company and the banking subsidiary actively manage liquidity and cash flow needs. The parent company does not have any debt maturing during 2010 or 2011. TSFG has suspended its common and preferred dividends to shareholders until such time as the Company returns to profitability. At December 31, 2009, the parent company had $56.2

Index

million of cash and cash equivalents. (See Note 33, Parent Company Financial Information.) TSFG expects to use a portion of this cash to capitalize the banking subsidiary.

Cash and cash equivalents at the banking subsidiary at December 31, 2009 were approximately $383 million. Carolina First Bank has $179,000 of long-term debt maturing in 2010. Liquidity at the bank level is dependent upon the deposit franchise which funds 78.2% of the Company’s assets (or 61.8% excluding brokered CDs). The FDIC’s temporary changes to increase the amount of deposit insurance to $250,000 per deposit relationship and to provide unlimited deposit insurance for certain transaction accounts have contributed to the stable deposit base. All banks that have elected to participate in the Transaction Account Guarantee Program (“TAGP”) have the same FDIC insurance coverage. Potential loss of deposits would be a primary funding need in a liquidity crisis. Deposit balances which are not covered by FDIC insurance total approximately $625 million currently, and would increase to approximately $1.5 billion without the benefit of the FDIC’s TAGP, currently scheduled to expire at June 30, 2010. A significant portion of uninsured deposits are public fund deposits which are collateralized by investment securities. Loss of collateralized deposits in a liquidity crisis would be essentially liquidity neutral to the extent released collateral could be sold or used to secure replacement wholesale funding. Thus, the primary deposit-related liquidity risk relates to balances which are neither insured nor collateralized, which total approximately $265 million currently, and would increase to approximately $750 million without the benefit of the TAGP. Public deposits which are currently insured but which would be uninsured and would therefore require collateralization without the benefit of the TAGP totaled $350 million at December 31, 2009. Free securities of $1.2 billion would meet incremental collateral needs and, along with surplus cash of approximately $200 million at year-end, represent reserves to address liquidity needs in a crisis scenario. If a liquidity issue presents itself, deposit promotions would be expected to yield significant in-flows of cash, but could be limited based on recently approved limitations on maximum interest rates offered by institutions that are not well capitalized.

During 2009 and early 2010, several rating agencies lowered their credit ratings for TSFG and/or Carolina First Bank. These ratings changes did not have a material impact on TSFG’s liquidity given that we have no debt for which a downgrade of our credit ratings would trigger early termination and a credit rating downgrade has not historically impacted access to our primary funding sources. However, certain downgrade levels could require the Company to post additional collateral to secure certain transactions (such as derivatives and certain borrowings) or could enable certain counterparties to rescind transactions at their option. Such requirements are not expected to materially impact the Company’s overall liquidity. In addition, certain borrowings, such as brokered CDs and FHLB advances, are dependent on various credit eligibility criteria which may be impacted by changes in the Company’s financial position and/or results of operations. Given the weakened economy, current market conditions, and our recent credit ratings downgrades, there is no assurance that TSFG will, if it chooses to do so, be able to obtain new borrowings or issue additional equity on terms that are satisfactory.

Given our asset quality and earnings performance, if we are not able to substantially increase our regulatory capital in the near term, we believe that it is likely that our regulators would request that we stipulate to a consent order, to be entered into between the bank and each of its banking regulators. A consent order would, among other things, result in Carolina First Bank being deemed “adequately capitalized” (irrespective of the fact that it may be “well capitalized”) and could require that the Company raise additional capital within a specified timeframe and limit TSFG's  access to the brokered CD market and restrict the rates it can offer on customer deposits. In addition, a consent order would likely impose higher capital ratios on Carolina First Bank than would otherwise be required. If the Company is unable to raise the capital required or otherwise comply with the terms of any such consent order, further regulatory actions could be taken, and its ability to operate as a going concern could be negatively impacted. Furthermore, because such consent orders are public, there could be an adverse customer or market reaction to such announcement.

Based on current and expected liquidity needs and sources, management expects TSFG to be able to meet its obligations at least through December 31, 2010. If unanticipated market factors emerge, or if the Company is unable to raise additional capital, successfully execute its plans, or comply with regulatory requirements, then its banking regulators could take further action, which could include actions that may have a material adverse effect on the Company’s business, results of operations and financial position.

Accounting Estimates and Assumptions

The preparation of the Consolidated Financial Statements and accompanying notes requires management of TSFG to make a number of estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the period. Actual results could differ significantly from these estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and reserve for unfunded lending commitments, the effectiveness of derivative and other hedging activities, the fair value of certain financial instruments (securities, derivatives, privately held investments, and, for purposes of goodwill impairment evaluation, loans), income tax assets or liabilities

Index

(including deferred tax assets and any related valuation allowance), share-based compensation, and accounting for acquisitions, including the fair value determinations, the analysis of goodwill impairment and the analysis of valuation allowances in the initial accounting of loans acquired. To a lesser extent, significant estimates are also associated with the determination of contingent liabilities, discretionary compensation, and other employee benefit agreements.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of The South Financial Group, Inc. and all other entities in which it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

TSFG determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under U.S. generally accepted accounting principles. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns, and the right to make decisions about the entity's activities. TSFG consolidates voting interest entities in which it has all, or at least majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity described above. A controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. At December 31, 2009, TSFG had six subsidiaries that were VIEs for which TSFG was not the primary beneficiary. Accordingly, the accounts of these statutory business trusts (“Trusts”) were not included in TSFG’s Consolidated Financial Statements. At December 31, 2009 and 2008, the Trusts had outstanding trust preferred securities with an aggregate par value of $200.5 million. At December 31, 2009 and 2008, the principal assets of the Trusts are $206.7 million of the Company’s subordinated notes with identical rates of interest and maturities as the trust preferred securities (see Note 20). At December 31, 2009 and 2008, the Trusts have issued $6.2 million of common securities to the Company. The Company records interest expense on the subordinated debt and recognizes the dividend income on the common stock of the trust entities.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2009 presentation.

Accounting Standards Codification

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

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

Index

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

Securities available for sale are carried at fair value. Such securities are used to execute asset/liability management strategy, manage liquidity, collateralize public deposits, borrowings, and derivatives, and leverage capital. Adjustments for unrealized gains or losses, net of the income tax effect, are made to accumulated other comprehensive income (loss), a separate component of shareholders' equity.

Securities held to maturity are stated at cost, net of unamortized balances of premiums and discounts.

TSFG generally determines the fair value of its securities based on quoted market prices and/or observable market data. On a quarterly basis, TSFG evaluates declines in the market value below cost of any available for sale or held to maturity security for other-than-temporary impairment and, if necessary, charges the unrealized loss to operations (or, in certain cases, charges the unrealized loss attributable to credit to operations) and establishes a new cost basis. To determine whether impairment is other-than-temporary, TSFG considers the reasons for the impairment, recent events specific to the issuer or industry, the severity and duration of the impairment, volatility of fair value, changes in value subsequent to period-end, external credit ratings, and forecasted performance of the investee. In addition, TSFG considers whether it intends to sell the security, whether it more likely than not will be required to sell the security, and whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. As the forecasted market price recovery period lengthens, the uncertainties inherent in the estimate increase, impacting the reliability of that estimate. To be included in assessment of recoverability, market price recoveries must reasonably be expected to occur within an acceptable forecast period. Ultimately, a lack of objective evidence to support recovery of a security’s cost over a reasonable period of time will result in an other-than-temporary impairment charge.

Dividend and interest income are recognized when earned. Premiums and discounts are amortized or accreted over the expected life of the related held to maturity or available for sale security as an adjustment to yield. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis.

Loans Held for Sale

Loans held for sale include residential mortgage loans intended to be sold in the secondary market and other loans that management has an active plan to sell. Effective January 1, 2008, TSFG elected to carry its portfolio of mortgage loans held for sale at fair value. However, effective second quarter 2009, TSFG elected to discontinue its use of the fair value option on new production of mortgage loans held for sale. This change corresponds to TSFG’s decision to no longer sell mortgage loans on a pooled basis. Loans held for sale are carried at the lower of cost or estimated fair value, generally on an individual asset basis for commercial and mortgage loans, and on an aggregate basis for other consumer loans. Prior to sale, decreases in fair value and subsequent recoveries in fair value up to the cost basis are included in noninterest income or expense. Gains or losses on sales of loans are recognized in noninterest income or expense at the time of sale and are determined by the difference between net sales proceeds and the carrying value of the loans sold.

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

Index

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

Loans are considered to be impaired when, in management's judgment and based on current information, the full collection of principal and interest becomes doubtful. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Loans are charged-off (if unsecured) or written-down (if secured) when losses are reasonably quantifiable. Commercial loans are generally placed in nonaccrual status (if secured) or charged-off (if unsecured) when full collection of principal and interest becomes doubtful or when they become 90-days delinquent. Consumer loans are generally placed in nonaccrual status (if secured) or charged-off (if unsecured) when they become greater than 120 days past due or upon determination that full collection of principal and interest is doubtful. Mortgage loans are generally placed in nonaccrual status when they become greater than 150 days past due or upon determination that full collection of principal and interest is doubtful. Once placed in nonaccrual, in the event the net realizable liquidation value of the collateral is less than the principal balance of the mortgage loan, the anticipated deficiency balance is charged off.

When loans are placed in nonaccrual status, accrued but unpaid interest is charged against accrued interest income. Interest payments received on nonaccrual loans are applied as a reduction of principal. Generally, loans are returned to accrual status when the loan is brought current and ultimate collectibility of principal and interest is no longer in doubt. TSFG defines past due loans based upon contractual maturity.

A loan is also considered impaired if its terms are modified in a troubled debt restructuring. TSFG designates loan modifications as troubled debt restructurings (TDRs) when, for economic or legal reasons related to the borrower’s financial difficulties, it grants a concession to the borrower that it would not otherwise consider. Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of modification are initially classified as accruing TDRs at the date of modification, if the note is reasonably assured of repayment and performance in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the modification date if reasonable doubt exists as to the collection of interest or principal under the restructure agreement. TDRs are returned to accruing status when there is economic substance to the restructuring, any portion of the debt not expected to be repaid has been charged off, the remaining note is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally six months). At December 31, 2009, total TDRs were $33.8 million of which $26.1 million were accruing restructured loans. TSFG does not have significant commitments to lend additional funds to borrowers whose loans have been modified as a TDR.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

The allowance for loan losses and reserve for unfunded lending commitments are based on management's ongoing evaluation of the loan portfolio and unfunded lending commitments and reflect an amount that, in management's opinion, is adequate to absorb probable incurred losses in these items. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of credit losses. Loans are charged against the allowance at such time as they are determined to be losses. Subsequent recoveries are credited to the allowance.

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

Index

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses described above, adjusted for factors specific to binding commitments, including the probability of funding and exposure at default.

Concentrations of Credit Risk

TSFG’s loans are concentrated predominantly in South Carolina, western North Carolina and larger markets in Florida. In addition, commercial real estate loans in South Carolina, North Carolina and Florida represented 41.8% of the total loan portfolio as of December 31, 2009. Because of the concentration of real estate and other loans in the same geographic regions, adverse economic conditions in these areas have contributed to higher rates of loss and delinquency on TSFG’s loans than if the loans had been more diversified on a geographic or product basis.

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

Goodwill and Intangible Assets

Intangible assets include goodwill and other identifiable assets, such as core deposit intangibles, customer list intangibles, and non-compete agreement intangibles, resulting from TSFG acquisitions. Core deposit intangibles are amortized over 5 to 15 years using the straight-line or the sum-of-the-years' digits method based upon historical studies of core deposits. The non-compete agreement intangibles are amortized on a straight-line basis over the non-compete period, which is generally seven years or less. Customer list intangibles are amortized on a straight-line or accelerated basis over their estimated useful life of 10 to 17 years. Goodwill is not amortized but tested annually for impairment or at any time an event occurs or circumstances change that may trigger a decline in the value of the reporting unit. Examples of such events or circumstances include adverse changes in results of operations, legal factors, business climate, unanticipated competition, change in regulatory environment, or loss of key personnel.

TSFG’s other intangible assets have an estimated finite useful life and are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset. TSFG periodically reviews its other intangible assets for impairment.

Index

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

TSFG uses derivatives to manage exposure to interest rate risk and offers derivatives to its customers which they use to meet their risk management objectives. TSFG manages risks associated with its lending, investment, deposit taking, and borrowing activities. Derivatives for interest rate risk management include interest rate swaps, floors, options, and futures contracts. Interest rate swaps used by TSFG effectively convert specific fixed rate borrowings to a floating rate index, or vice versa, or serve to convert prime-based or LIBOR-based variable loan cash flows to fixed rate income streams. TSFG has also entered into swap contracts that effectively convert exposure taken on through the issuance of equity-linked and inflation-indexed certificates of deposit to LIBOR-based funding.

TSFG enters into forward sales commitments to hedge the interest rate risk arising from its mortgage banking activities. The Company may also, from time to time, enter into certain option and futures contracts that are not designated as hedging a specific asset, liability or forecasted transaction and are therefore considered trading positions. Such options and futures contracts typically have indices that relate to the pricing of specific on-balance sheet instruments and forecasted transactions and may be more speculative in nature. TSFG has policies that limit the amount of outstanding trading positions.

TSFG also offers various derivatives, including interest rate, commodity, equity, credit, and foreign exchange contracts, to its customers; however TSFG attempts to neutralize its market risk exposure with offsetting financial contracts from third party dealers. All derivative contracts associated with these programs are carried at fair value and are not considered hedges.

TSFG uses derivatives to effectively modify the repricing characteristics of certain assets and liabilities so that any significant adverse effect on net interest income and cash flows from changes in interest rates is mitigated, and to better match the repricing profile of our interest bearing assets and liabilities. As a result of interest rate fluctuations, certain interest-sensitive assets and liabilities will gain or lose market value. In an effective fair value hedging strategy, the effect of this change in value will generally be offset by a corresponding change in value on the derivatives linked to the hedged assets and liabilities. In an effective cash flow hedging strategy, the variability of cash flows due to interest rate fluctuations on floating rate instruments is managed by derivatives that effectively lock-in the amount of cash payments or receipts.

By using derivative instruments, TSFG is also exposed to credit risk. Credit risk, which is the risk that a counterparty to a derivative instrument will fail to perform, equals the fair value gain in a derivative or the excess of the fair value of collateral posted against the fair value loss in a derivative. Credit risk is created when the fair value of a derivative contract is positive, since this generally indicates that the counterparty owes TSFG. When the fair value of a derivative is negative, credit risk exists to the extent that TSFG has posted collateral in excess of the fair value of the derivative. Derivative credit risk related to existing bank customers (in the case of “customer loan swaps” and foreign exchange contracts) is monitored through existing credit policies and procedures. The effects of changes in interest rates or foreign exchange rates are evaluated across a range of possible options to limit the maximum exposures to individual customers. Customer loan swaps are generally cross-collateralized with the related loan. TSFG evaluates the credit risk of its bank customer counterparties for purposes of potential adjustments to the value of its customer swaps.

Counterparty credit risk with other derivative counterparties (generally money-center and super-regional financial institutions) is evaluated through existing policies and procedures. This evaluation considers the total relationship between TSFG and each of the counterparties. Individual limits are established by management and approved by the credit department. Institutional counterparties must have an investment grade credit rating and be approved by TSFG’s ALCO and Executive Credit Committee.

A deterioration of the credit standing of one or more of the counterparties to these contracts may result in the related hedging relationships being deemed ineffective or in TSFG not achieving its desired economic hedging outcome.

Index

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

All derivatives are recognized on the consolidated balance sheet in either other assets or other liabilities at their fair value. On the trade date, TSFG designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), or (3) an instrument with no hedging designation. Changes in fair value for derivatives that qualify as fair value hedges are recorded along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk as noninterest income in the consolidated statements of operations. Changes in fair value for derivatives that qualify as cash flow hedges are recorded through other comprehensive income (net of tax) in shareholders' equity to the extent that the hedge is effective. The net cash settlement on derivatives qualifying for hedge accounting is recorded in interest income or interest expense, as appropriate, based on the item being hedged. The net cash settlement on derivatives not qualifying for hedge accounting is included in noninterest income. Changes in the fair value of derivative instruments that fail to meet the criteria for hedge designation are recorded as noninterest income in the consolidated statements of income. TSFG has elected not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.

TSFG discontinues hedge accounting when the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; the derivative expires or is sold, terminated or exercised; the derivative is dedesignated as a hedge instrument because it is unlikely that the forecasted transaction will occur; or management determines that designation of the derivative as a hedge instrument is no longer appropriate.

When hedge accounting is discontinued, the future gains and losses on derivatives are recognized as noninterest income in the consolidated statements of operations. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction are still expected to occur, gains and losses that were accumulated in other comprehensive income are amortized or accreted into earnings as the hedged cash flows impact earnings. They are recognized in earnings immediately if the cash flow hedge was discontinued because a forecasted transaction is no longer probable of occurring.

TSFG may occasionally enter into a contract (the host contract) that contains an embedded derivative. If applicable, an embedded derivative is separated from the host contract, recorded at fair value and can be designated as a hedge that qualifies for hedge accounting; otherwise, the derivative is recorded at fair value with gains and losses recognized in the consolidated statements of operations. TSFG’s equity-linked certificates of deposit contain embedded derivatives that require separation from the host contract.

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

Under the equity method of accounting, TSFG records its initial investment at cost. Subsequently, the carrying amount of the investment is increased or decreased to reflect TSFG’s share of income or loss of the investee. TSFG’s recognition of earnings or losses from an equity method investment is based on TSFG’s ownership percentage in the limited partnership or LLC and the investee’s earnings. The limited partnerships and LLCs generally provide their financial information during the quarter following the end of a given period. TSFG’s policy is to record its share of earnings or losses on equity method investments in the quarter the financial information is received.

Index

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

Federal Home Loan Bank Stock

Carolina First Bank, as a member of the Federal Home Loan Bank ("FHLB") of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon its balances of residential mortgage loans, select commercial loans secured by real estate, and FHLB advances. FHLB stock is included in other assets at its original cost basis, as cost approximates fair value and there is no ready market for such investments. At December 31, 2009 and 2008, FHLB stock totaled $58.8 million and $35.5 million, respectively.

Bank-Owned Life Insurance

TSFG has purchased life insurance policies on certain key employees. These policies, both general and separate accounts, are recorded at their cash surrender value, or the amount that can be realized, inclusive of certain stable value contracts associated with the separate account policies. At December 31, 2009, bank-owned life insurance included approximately $153 million held in separate accounts and approximately $150 million held in general accounts. Income from these policies and changes in the net cash surrender value are recorded in noninterest income.

Foreclosed Property

Other real estate owned (“OREO”), included in other assets, is comprised of real estate properties acquired in partial or total satisfaction of problem loans. The property is classified as held for sale when the sale is probable and is expected to occur within one year. The property is initially carried at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Principal losses existing at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent write-downs that may be required to the carrying value of these properties and gains and losses realized from the sale of other real estate owned are included in noninterest expense. Costs related to the development and improvements of such property are capitalized, whereas the costs related to holding the property are charged to expense.

Personal property repossessions are acquired in partial or total satisfaction of problem loans and are included in other assets. These repossessions are initially carried at the lower of cost or estimated fair value. Principal losses existing at the time of acquisition of such personal properties are charged against the allowance for loan losses. Personal property repossessions totaled $1.2 million and $4.3 million at December 31, 2009 and 2008, respectively.

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

Index

Deposit Accounts

TSFG recognizes service charges on deposit accounts when collected. Any premium or discount on fixed maturity deposits is amortized over the term of the deposits.

TSFG is charged a fee in connection with its acquisition of brokered certificates of deposit. The fee is included in other assets as a prepaid charge and is amortized into interest expense over the life of the brokered CD on a straight-line basis.

Fair Value

TSFG determines the fair market values of its financial instruments based on the fair value hierarchy established in FASB ASC 820, “Fair Value Measurements and Disclosures,” which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

•
Level 3 – Valuations include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. For example, this category includes certain derivative contracts for which independent pricing information is not available for a significant portion of the underlying assets.

TSFG carries securities available for sale and derivative assets and liabilities at fair value on a recurring basis.

Income Taxes

TSFG accounts for income taxes under the asset and liability method. The federal taxable operating results of TSFG and its eligible subsidiaries are included in its consolidated federal income tax return. Each subsidiary included in the consolidated federal income tax return receives an allocation of federal income taxes due to the Parent Company or is allocated a receivable from the Parent Company to the extent tax benefits are realized. Where federal and state tax laws do not permit consolidated or combined income tax returns, applicable separate subsidiary federal or state income tax returns are filed and payment, if any, is remitted directly to the federal or state governments from such subsidiary. In addition, TSFG periodically reviews the sustainability of its federal and state income tax positions and, if necessary, records contingent tax liabilities.

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax basis and operating loss and income tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management regularly reviews deferred tax assets for recoverability, and in situations where it is “more likely than not” that a deferred tax asset is not realizable, a valuation allowance is recorded. At December 31, 2009, the Company had recorded a full valuation allowance against its net deferred tax asset.

Preferred Stock

Preferred stock ranks senior to common shares with respect to dividends and has preference in the event of liquidation. Preferred stock is reported in shareholders’ equity unless it is mandatorily redeemable or it embodies an unconditional obligation

Index

that the Company must or may settle in shares whose monetary value at inception is based solely or predominantly on any of the following: (1) a fixed amount known at inception, (2) variations in something other than the fair value of the Company’s equity shares, or (3) variations inversely related to changes in the fair value of the Company’s equity shares. Dividends declared on preferred stock are accounted for as a reduction in retained earnings. Issuance costs are charged against surplus. Any premium or discount on preferred stock is amortized over the expected term of the borrowing using the effective interest method.

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in TSFG's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). TSFG's other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of unrealized gains and losses on certain investments in debt securities, equity securities, and derivatives that qualify as cash flow hedges to the extent that the hedge is effective.

Share-Based Compensation

TSFG recognizes the grant-date fair value of stock options and other equity-based compensation issued to employees in the statement of operations. The way an award is classified will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Equity-classified awards are measured at grant-date fair value, amortized over the subsequent vesting period, and are not subsequently remeasured. The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is the market price of the stock on the grant date. The fair value of options is estimated on the grant date using a Monte Carlo simulation method for market-based stock options and the Black-Scholes option pricing model for all other options.

Compensation cost is based on awards ultimately expected to vest; consequently, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. TSFG has elected to expense future grants of awards with graded vesting on a straight-line basis over the requisite service period of the entire award.

Cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards are included in cash flows from financing activities. Cash flows from financing activities for 2009, 2008, and 2007 included $0, $6,000, and $1.1 million, respectively, in cash inflows from excess tax benefits related to stock compensation. TSFG has elected the “short-cut method” to determine the pool of windfall tax benefits.

Per Share Data

Effective January 1, 2009, TSFG adopted new guidance which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. TSFG has determined that certain of its outstanding nonvested restricted stock and restricted stock units are participating securities. Accordingly, effective January 1, 2009, earnings per common share is computed using the two-class method. All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation method.

Under the two-class method, basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the year, excluding outstanding participating securities. For diluted earnings per share, the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. In addition, if the denominator has been adjusted as per the prior sentence, then the numerator is adjusted to add back any convertible preferred dividends. If dilutive, common stock equivalents are calculated for options, warrants, restricted stock, and restricted stock units using the treasury stock method and for convertible securities using the if-converted method.

Business Segments

TSFG identifies operating segments as components of its business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Public enterprises are required to report a measure of segment profit or loss, certain specific revenue and expense items, segment assets,

Index

information about the way that the operating segments were determined and other items. TSFG has two reportable operating segments: Carolina First and Mercantile.

Risk and Uncertainties

In the normal course of its business, TSFG encounters significant economic, liquidity, and regulatory risks. There are two main components of economic risk: credit risk and market risk. Credit risk is primarily the risk of default on TSFG's loan portfolio and other credit exposures that results from borrowers' failure to make contractually required payments. Market risk arises principally from interest rate risk inherent in TSFG's lending, investing, deposit, and borrowing activities.

Liquidity risk is the risk that TSFG will be unable to meet a financial commitment to a customer, creditor, or investor when due.

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

The global and U.S. economies are experiencing volatility, and a challenging business climate is forecast for the foreseeable future. A continued economic downturn and volatility in the financial markets could significantly affect the estimates, judgments and assumptions used in the preparation of the Consolidated Financial Statements, and could lead to increased levels of credit losses, impairment of goodwill and other intangible assets, investments, or other assets.

Subsequent Events

TSFG has evaluated subsequent events for potential recognition and/or disclosure through March 16, 2010, the date the Consolidated Financial Statements included in this Annual Report on Form 10-K were issued.

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

Index

Noncontrolling Interests in Consolidated Financial Statements

FASB ASC 810-10, “Consolidation,” reflects new guidance which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The new guidance clarifies that a non-controlling interest in a subsidiary, which was previously referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, the guidance requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. TSFG adopted this guidance effective January 1, 2009 with no significant impact on its Consolidated Financial Statements.

Disclosures about Derivative Instruments and Hedging Activities

FASB ASC 815-10, "Derivatives and Hedging," reflects new guidance which amends and expands the disclosure requirements related to derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under FASB ASC 815-10, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, the new guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. TSFG adopted this guidance effective January 1, 2009 and has included the required disclosures in Note 15.

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

Index

Interim Disclosures about Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” reflects new guidance which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. TSFG adopted this new guidance effective second quarter 2009 and has included the required disclosures in Note 31.

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

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

FASB ASC 805, “Business Combinations,” reflects new guidance which requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB ASC 450, “Contingencies.” The new guidance removes subsequent accounting guidance for assets and liabilities arising from contingencies from FASB ASC 805 and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. The new guidance eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosure required by FASB ASC 450. The new guidance also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value. TSFG adopted the new guidance effective January 1, 2009 with no significant impact on its Consolidated Financial Statements.

Subsequent Events

FASB ASC 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. TSFG adopted the new guidance effective second quarter 2009. However, Accounting Standards Update 2010-09 (“ASU 2010-09”) amends this guidance to remove the disclosure requirement regarding the date through which an SEC filer has evaluated subsequent events. TSFG adopted ASU 2010-09 in first quarter 2010.

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

Accounting for Transfers of Financial Assets

Accounting Standards Update 2009-16 (“ASU 2009-16”), “Accounting for Transfers of Financial Assets,” amends FASB ASC 860, “Transfers and Servicing,” primarily to (1) eliminate the concept of a qualifying special-purpose entity, (2) limit the circumstances under which a financial asset (or portion thereof) should be derecognized when the entire financial asset has not been transferred to a non-consolidated entity, and (3) require additional information to be disclosed concerning a transferor's continuing involvement with transferred financial assets. TSFG adopted this standard effective January 1, 2010 with no significant impact on its Consolidated Financial Statements. However, this guidance could have a significant impact on the accounting for future transfers, if any.

Index

Accounting for Variable Interest Entities

Accounting Standards Update 2009-17 (“ASU 2009-17”), “Accounting for Variable Interest Entities,” amends FASB ASC 810, “Consolidation,” to require a comprehensive qualitative analysis to be performed to determine whether a holder of variable interests in a variable interest entity also has a controlling financial interest in that entity. In addition, FASB ASC 810 has been amended to require that the same such analysis be applied to entities previously designated as qualified special-purpose entities under FASB ASC 860. TSFG adopted this standard effective January 1, 2010 with no significant impact on its Consolidated Financial Statements.

Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

Accounting Standards Update No. 2009-12 (“ASU 2009-12”), “Fair Value Measurements and Disclosures: Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” offers guidance on how to use a NAV per share to estimate the fair value of investments in hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles, and funds of funds. TSFG adopted this standard effective January 1, 2010 with no significant impact on its Consolidated Financial Statements.

Accounting for Distributions to Shareholders with Components of Stock and Cash

Accounting Standards Update No. 2010-01 (“ASU 2010-01”), “Accounting for Distributions to Shareholders with Components of Stock and Cash, a Consensus of the FASB Emerging Issues Task Force,” requires that the stock portion of a dividend payment that is part cash and part stock be considered a share issuance in calculating per-share earnings. TSFG adopted this standard effective fourth quarter 2009 with no significant impact on its Consolidated Financial Statements.

Accounting and Reporting for Decreases in Ownership of a Subsidiary

Accounting Standards Update No. 2010-02 (“ASU 2010-02”), “Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification,” clarifies that the scope of the decrease in ownership provisions of FASB ASC 810-10, “Consolidation,” apply to a subsidiary or group of assets that is a business or nonprofit activity, a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. TSFG adopted this guidance effective January 1, 2009 with no significant impact on its Consolidated Financial Statements.

Improving Disclosures about Fair Value Measurements

Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements,” amends FASB ASC 820-10, “Fair Value Measurements and Disclosures,” to require disclosure of transfers in and out of Levels 1 and 2 and gross presentation of items in the Level 3 rollforward. The guidance also clarifies the level of disaggregation required for fair value measurement disclosures and requires disclosure of inputs and valuation techniques used in Levels 2 and 3. With the exception of the gross presentation of items in the Level 3 rollforward (which is effective for fiscal years beginning after December 15, 2010), TSFG adopted this guidance effective January 1, 2010 with no significant impact on its Consolidated Financial Statements.

Index

Note 2. Accumulated Other Comprehensive Income (Loss)

The following summarizes accumulated other comprehensive income (loss), net of tax (in thousands) for the years ended December 31:

	2009	2008	2007
Net Unrealized Gains (Losses) on Securities Available for Sale
Balance at beginning of year	$6,890	$(30,765)	$(47,378)
Other comprehensive income:
Unrealized holding gains arising during the period	28,765	59,236	23,129
Income tax expense	(9,841)	(21,941)	(8,682)
Less: Reclassification adjustment for (gains) losses included in net (loss) income	(11,272)	554	3,332
Income tax expense (benefit)	3,945	(194)	(1,166)
	11,597	37,655	16,613
Balance at end of year	18,487	6,890	(30,765)

Net Unrealized Gains (Losses) on Cash Flow Hedges
Balance at beginning of year	35,668	14,956	(726)
Other comprehensive income (loss):
Unrealized gain on change in fair values	8,529	57,412	22,337
Income tax expense	(2,985)	(20,094)	(7,818)
Less: Reclassification adjustment for (gains) losses included in net (loss) income	(44,248)	(25,547)	1,789
Income tax expense (benefit)	15,487	8,941	(626)
	(23,217)	20,712	15,682
Balance at end of year	12,451	35,668	14,956
	$30,938	$42,558	$(15,809)

Total other comprehensive (loss) income	$(11,620)	$58,367	$32,295
Net (loss) income	(676,254)	(547,118)	73,276
Comprehensive (loss) income	$(687,874)	$(488,751)	$105,571

Index

Note 3. Noninterest Income and Noninterest Expenses

The following presents the details for noninterest income and noninterest expenses (in thousands) for the years ended December 31:

	2009	2008	2007
Noninterest Income
Service charges on deposit accounts	$39,659	$42,940	$44,519
Debit card income, net	8,305	7,805	7,182
Customer service fee income	4,839	5,335	5,648
Total customer fee income	52,803	56,080	57,349

Insurance income	7,800	10,082	12,029
Retail investment services, net	7,703	7,711	7,902
Trust and investment management income	5,135	6,688	6,595
Benefits administration fees	1,213	3,136	3,261
Total wealth management income	21,851	27,617	29,787

Bank-owned life insurance income	9,515	12,877	13,344
Gain (loss) on securities	8,034	3,108	(4,623)
Gain on sale of ancillary businesses	7,234	-	-
Mortgage banking income	5,694	5,260	6,053
Gain (loss) on trading and certain derivative activities	3,849	(207)	(1,197)
Merchant processing income, net	2,018	3,279	3,263
Gain on Visa IPO share redemption	-	1,904	-
Other	7,035	12,049	9,736
Total noninterest income	$118,033	$121,967	$113,712

Noninterest Expenses
Salaries and wages, excluding employment contracts and severance	$133,548	$144,037	$137,085
Employment contracts and severance	829	16,519	2,306
Total salaries and wages	134,377	160,556	139,391

Occupancy	38,200	37,311	34,659
Employee benefits	32,893	38,200	37,098
Loss on other real estate owned	32,435	633	-
Regulatory assessments	29,293	10,923	2,628
Furniture and equipment	27,758	27,561	26,081
Loan collection and foreclosed asset expense	27,090	12,431	3,665
Impairment of long-lived assets	21,600	-	-
Professional services	16,768	16,212	17,062
Project NOW expense	1,693	271	-
Loss on non-mortgage loans held for sale(1)	11,776	283	-
Telecommunications	6,197	6,140	5,668
Advertising and business development	5,947	9,927	7,401
Amortization of intangibles	4,917	6,138	7,897
(Gain) loss on early extinguishment of debt	(3,043)	2,086	2,029
Goodwill impairment	2,511	426,049	-
Loss of repurchase of auction rate securities	676	-	-
Loss on derivative collateral	-	1,061	-
Branch acquisition and conversion costs	-	731	-
Visa-related litigation	-	(863)	881
Other	28,033	36,583	36,789
Total noninterest expenses	$419,121	$792,233	$321,249

(1)
In 2009, TSFG reclassified loss on non-mortgage loans held for sale from noninterest income to noninterest expense. Amounts for prior periods have been reclassified to conform to the current presentation.

Index

Note 4. Sale of Ancillary Businesses

During 2009, TSFG completed the sale of three ancillary businesses for a net gain of $7.2 million, which was included in noninterest income. The businesses sold were: Carolina First Bank’s merchant processing portfolio; Koss Olinger, a financial planning group; and American Pensions, Inc., a retirement plan administrator.

The majority of the gain recognized in 2009 was related to the sale of the merchant processing portfolio; an additional deferred gain of approximately $6 million related to the sale may be recognized over the next two years. In connection with the sale of its merchant processing portfolio, TSFG entered into a marketing alliance with the acquirer for new merchant services referrals. Under this agreement, TSFG has agreed to refer its current and prospective merchant customers exclusively to the acquirer for all payment processing services. The agreement has an initial ten year term with recurring one year renewals thereafter, unless terminated by either party or notice of non-renewal is provided by either party.

Note 5.  Branch Acquisition

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

Note 6.  Restrictions on Cash and Due from Banks

TSFG is required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits. The average amounts of these reserve balances for the years ended December 31, 2009 and 2008 were $26.2 million and $27.8 million, respectively.

At December 31, 2009, TSFG had $3.5 million restricted cash pledged as collateral for various purposes. At December 31, 2008, TSFG had no restricted cash pledged as collateral.

Note 7.   Securities

The aggregate amortized cost and estimated fair value of securities available for sale and securities held to maturity (in thousands) at December 31 were as follows:

	2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury	$2,069	$-	$24	$2,045
U.S. Government agencies	78,696	1,011	-	79,707
Agency residential mortgage-backed securities	1,952,386	34,984	7,065	1,980,305
Private label residential mortgage-backed securities	8,757	12	265	8,504
State and municipals	23,086	76	4	23,158
Other investments	1,964	24	306	1,682
	$2,066,958	$36,107	$7,664	$2,095,401

Securities Held to Maturity
State and municipals	$16,217	$411	$9	$16,619
Agency residential mortgage-backed securities	111,199	1,578	-	112,777
Other investments	100	-	-	100
	$127,516	$1,989	$9	$129,496

Index

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury	$2,001	$68	$-	$2,069
U.S. Government agencies	307,025	6,704	-	313,729
Agency residential mortgage-backed securities	1,467,516	14,632	13,509	1,468,639
Private label residential mortgage-backed securities	14,850	-	2,079	12,771
State and municipals	256,755	5,673	180	262,248
Other investments (1)	12,562	87	447	12,202
	$2,060,709	$27,164	$16,215	$2,071,658

Securities Held to Maturity
State and municipals	$22,609	$343	$4	$22,948
Other investments	100	-	-	100
	$22,709	$343	$4	$23,048

(1)	During 2009, TSFG reclassified FHLB stock from securities available for sale to other assets. Amounts for prior periods have been reclassified to conform to the current presentation.

The amortized cost and estimated fair value of securities available for sale and securities held to maturity (in thousands) at December 31, 2009, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The estimated fair value of securities was determined using quoted market prices.

	December 31, 2009
	Amortized	Estimated
	Cost	Fair Value
Securities Available for Sale
Due in one year or less	$63,721	$64,933
Due after one year through five years	1,255,518	1,261,400
Due after five years through ten years	169,980	175,253
Due after ten years	575,777	592,135
No contractual maturity	1,962	1,680
	$2,066,958	$2,095,401

Securities Held to Maturity
Due in one year or less	$4,836	$4,859
Due after one year through five years	121,946	123,908
Due after five years through ten years	734	729
Due after ten years	-	-
No contractual maturity	-	-
	$127,516	$129,496

Proceeds from sales of securities available for sale, gross realized gains and losses on sales, and maturities and other securities transactions (in thousands) for the years ended December 31 are summarized as follows. The net gains or losses are shown in noninterest income as gain (loss) on securities.

Index

	2009	2008	2007
Proceeds from sales of securities available for sale	$464,368	$257,483	$309,110

Sales transactions of securities available for sale:
Gross realized gains	$13,520	$2,544	$2,795
Gross realized losses (1)	(1,813)	(986)	(5,427)
Other securities transactions:
Gross realized gains	641	4,262	-
Gross realized losses	-	(6)	-
Other-than-temporary impairment	(4,314)	(2,706)	(1,991)
Net gain (loss) on securities	$8,034	$3,108	$(4,623)

(1)	Includes impairment losses on securities subsequently sold.

Securities with market values of approximately $1.1 billion and $1.4 billion at December 31, 2009 and 2008, respectively, were pledged to secure public deposits and for other purposes. The amortized cost totaled approximately $1.1 billion and $1.4 billion for these same periods.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31 were as follows (in thousands):

	2009
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale
US Treasury	$2,045	$24	$-	$-	$2,045	$24
Agency residential mortgage-backed securities	758,427	7,053	2,572	12	760,999	7,065

Private label residential mortgage-backed securities	-	-	2,392	265	2,392	265
State and municipals	-	-	648	4	648	4
Other investments	399	116	830	190	1,229	306
	$760,871	$7,193	$6,442	$471	$767,313	$7,664

Securities Held to Maturity
State and municipals	$1,237	$9	$-	$-	$1,237	$9

	2008
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale
Agency residential mortgage-backed securities	$342,792	$3,062	$399,557	$10,447	$742,349	$13,509
Private label residential mortgage-backed securities	12,771	2,079	-	-	12,771	2,079
State and municipals	4,230	148	1,854	32	6,084	180
Other investments	369	128	700	319	1,069	447
	$360,162	$5,417	$402,111	$10,798	$762,273	$16,215

Securities Held to Maturity
State and municipals	$-	$-	$1,036	$4	$1,036	$4
At December 31, 2009, TSFG had 52 individual investments that were in an unrealized loss position. The unrealized losses summarized above, except for other investments, were primarily attributable to changes in interest rates, rather than deterioration in

Index

credit quality. The majority of these securities are government or agency securities and, therefore, pose minimal credit risk, and TSFG’s private label mortgage-backed securities are AAA-rated. TSFG does not intend to sell these securities and it is not more likely than not that it will be required to sell the securities before recovery of the amortized cost basis. Therefore, at December 31, 2009, these investments are not considered impaired on an other-than-temporary basis.

In 2009, TSFG recorded $435,000 in other-than-temporary impairment on certain community bank-related equity securities included in the other investments category. At December 31, 2009, the remaining securities in the other investments category with unrealized losses were not considered impaired on an other-than-temporary basis based on either the short duration of the unrealized loss, or, to the extent that an investment had been in an unrealized loss position for more than a year, improving trends in fair value.

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

TSFG also invests in limited partnerships, limited liability companies (LLC's) and other privately held companies. These investments are included in other assets. In 2009, 2008, and 2007, TSFG recorded $3.9 million, $589,000, and $2.0 million, respectively, in other-than-temporary impairment on these investments. At December 31, 2009, TSFG's investment in these entities totaled $14.5 million, of which $7.1 million were accounted for under the cost method and $7.4 million were accounted for under the equity method. At December 31, 2008, TSFG's investment in these entities totaled $18.1 million, of which $5.3 million were accounted for under the cost method and $12.8 million were accounted for under the equity method.

Also included in other assets were $5.2 million of various auction rate preferred securities which TSFG repurchased during first quarter 2009 from brokerage customers who purchased the securities during 2007. TSFG recorded a loss of $676,000 upon purchase of $6.9 million of these securities during first quarter 2009 to adjust these securities to estimated fair value based on illiquidity in the market.

Index

Note 8. Loans

The following is a summary of loans by category (in thousands) at December 31:

	2009	2008
Commercial Loans
Commercial and industrial	$2,080,329	$2,722,611
Commercial owner - occupied real estate	1,271,525	1,270,746
Commercial real estate	3,501,809	4,074,331
	6,853,663	8,067,688
Consumer Loans
Indirect - sales finance	230,426	635,637
Consumer lot loans	144,315	225,486
Direct retail	83,460	95,397
Home equity	787,645	813,201
	1,245,846	1,769,721

Mortgage Loans	286,618	354,663
Loans held for investment	8,386,127	10,192,072
Loans held for sale	15,758	30,963
Total loans	$8,401,885	$10,223,035

Included in the above:
Nonaccrual loans held for investment	$399,046	$349,382
Nonaccrual loans held for sale	-	16,282
Loans past due 90 days still accruing interest	10,465	47,481

The following tables summarize information on impaired loans (in thousands) at and for the years ended December 31:

	2009	2008	2007
Impaired loans with specific allowance	$197,576	$193,280	$35,856
Impaired loans with no specific allowance	194,763	94,217	32,246
Total impaired loans (year end)	$392,339	$287,497	$68,102

Related allowance (year end)	$37,656	$44,418	$11,340
Interest income recognized	1,484	112	59
Foregone interest	15,527	14,439	3,437

The average recorded investment in impaired loans for the years ended December 31, 2009, 2008, and 2007 was $400.5 million, $222.0 million, and $40.4 million, respectively. At December 31, 2009, 2008 and 2007, impaired loans included $33.8 million, $6.4 million, and $1.7 million, respectively, in restructured loans.

TSFG directors, directors of subsidiaries of TSFG, executive officers, and associates of such persons were customers of and had transactions with TSFG in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which were made under normal credit terms and did not involve more than normal risk of collection at origination. At December 31, 2009, the aggregate dollar amount of these outstanding loans was $16.8 million, which included $9.5 million of nonaccrual loans. At December 31, 2008 and 2007, the aggregate dollar amount of these outstanding loans was $19.5 million and $35.5 million, respectively. During 2009, new loans of $12.8 million were made, and payments totaled $15.5 million. During 2008, new loans of $5.7 million were made, and payments totaled $21.7 million.

Credit risk represents the maximum accounting loss that would be recognized at the reporting date if borrowers failed to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk (whether on- or off-balance sheet) arising from financial instruments can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously

Index

impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. The Company does not have a significant concentration to any individual client. The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The most significant concentration that exists is in loans secured by commercial real estate. At December 31, 2009, the Company had $3.5 billion in commercial real estate loans, representing 41.8% of total loans held for investment. A geographic concentration arises because the Company operates primarily in the Southeastern region of the United States.

At December 31, 2009, loans with a carrying amount of $4.5 billion were pledged as collateral for various borrowings and lines of credit.

During 2009, TSFG transferred $557.0 million from the held for investment portfolio to the held for sale portfolio, and subsequently sold the loans. The transfers and subsequent sales included $247.5 million of nonperforming loans (including shared national credits) for which TSFG charged-off $84.0 million against the allowance for loan losses prior to transferring them to loans held for sale. The transfers and subsequent sales also included $230.3 million of indirect auto loans and $79.2 million of performing shared national credits, which resulted in an allowance adjustment of $4.5 million.

During 2008, TSFG transferred nonperforming loans with an unpaid principal balance totaling $117.3 million from the held for investment portfolio to the held for sale portfolio, and charged-off $53.4 million of these loans against the allowance for loan losses. Of these loans, $41.2 million (net of charge-offs) were sold and $3.1 million were transferred back to loans held for investment, based on the withdrawal of the potential buyer’s offer and management’s decision to work out the loans internally. The remaining balance was reduced by lower of cost or fair value adjustments and unscheduled paydowns.

Note 9. Allowance for Credit Losses

The allowance for loan losses, reserve for unfunded lending commitments, and allowance for credit losses for each of the years in the three-year period ended December 31, 2009 are presented below (in thousands).

	2009	2008	2007
Allowance for loan losses
Balance at beginning of year	$247,086	$126,427	$111,663
Allowance adjustment for loans sold	(4,471)	-	-
Provision for loan losses	664,208	344,069	67,325
Loans charged-off	(556,585)	(230,961)	(59,408)
Recoveries of loans previously charged-off	15,404	7,551	6,847
Balance at end of year	$365,642	$247,086	$126,427

Reserve for unfunded lending commitments
Balance at beginning of year	$2,788	$2,268	$1,025
Provision for unfunded lending commitments	4,696	520	1,243
Balance at end of year	$7,484	$2,788	$2,268

Allowance for credit losses
Balance at beginning of year	$249,874	$128,695	$112,688
Allowance adjustment for loans sold	(4,471)	-	-
Provision for credit losses	668,904	344,589	68,568
Loans charged-off	(556,585)	(230,961)	(59,408)
Recoveries of loans previously charged-off	15,404	7,551	6,847
Balance at end of year	$373,126	$249,874	$128,695

Index

Note 10. Premises and Equipment

Premises and equipment at December 31 are summarized (in thousands) as follows:

	2009	2008
Land and land improvements	$78,121	$56,989
Buildings	115,629	89,715
Furniture, fixtures and equipment	126,547	133,743
Capitalized software	39,874	35,518
Leasehold improvements	63,212	62,017
Construction in progress	4,438	54,024
	427,821	432,006
Less accumulated depreciation and amortization	166,298	149,534
	$261,523	$282,472

During 2009, 2008, and 2007 TSFG capitalized $738,000, $1.6 million and $505,000, respectively, of interest related to construction in progress. Depreciation and amortization of premises and equipment totaled $22.6 million, $22.5 million, and $20.5 million in 2009, 2008, and 2007, respectively. At December 31, 2009, there were no land or buildings pledged as collateral for long-term debt.

Note 11. Impairment of Long-Lived Assets

During 2005, TSFG initiated plans for a “corporate campus” to meet expected current and future facility needs and serve as the primary headquarters for its banking operations. During 2009, TSFG announced its intention to market its campus facility for sale. The campus site contains approximately 60 acres. Two office buildings have been completed, the conference center is substantially complete, and ten additional building sites are available. At December 31, 2009, TSFG occupied approximately 20% of the available space in the office buildings at the campus in order to house certain of its operations that were previously located in facilities with leases expiring in 2009 and early 2010.

Based on the fair value of the property as determined by third-party appraisal, TSFG recorded impairment charges of $19.4 million in 2009, which are included in noninterest expense. In determining the impairment charge, the cost basis was reduced by the estimated net realizable value of state tax credits available to TSFG. At December 31, 2009, the carrying amount of the campus was $56.1 million and the carrying amount of the state tax credits was $7.6 million. For purposes of segment reporting, the asset is included in the “Other” column in Note 32. Management will continue to monitor market conditions and offered prices, and further write-downs could be required in future periods.

Also in 2009, TSFG recorded a $612,000 impairment loss (included in noninterest expense) from the write-down of its corporate jet. The corporate jet was subsequently sold during 2009 with no significant gain or loss on the sale.

In addition, during the year ended December 31, 2009, TSFG recorded $1.6 million in impairment losses (also included in noninterest expense) associated with vacated branches and office locations, primarily attributable to subletting office space at less than the contractual lease rate.

Index

Note 12. Goodwill

The following summarizes the changes in the carrying amount of goodwill related to each of TSFG’s business segments (in thousands) for the years ended December 31, 2009 and 2008:

	Carolina First	Mercantile	Other	Total
Balance, December 31, 2007
Goodwill	$203,800	$427,887	$19,316	$651,003
Accumulated impairment losses	-	-	-	-
	203,800	427,887	19,316	651,003
Goodwill impairment charge	-	(426,049)	-	(426,049)
Purchase accounting adjustments	-	(1,838)	1,045	(793)

Balance, December 31, 2008
Goodwill	203,800	426,049	20,361	650,210
Accumulated impairment losses	-	(426,049)	-	(426,049)
	203,800	-	20,361	224,161
Goodwill impairment charge (1)	-	-	(2,511)	(2,511)
Purchase accounting adjustments	-	-	321	321
Goodwill allocated to sales of ancillary businesses	(2,172)	-	(5,681)	(7,853)

Balance, December 31, 2009
Goodwill	201,628	426,049	12,490	640,167
Accumulated impairment losses	-	(426,049)	-	(426,049)
	$201,628	$-	$12,490	$214,118

(1)	Goodwill impairment charge in 2009 was related to ancillary businesses that were subsequently sold.

TSFG evaluates its goodwill annually for each reporting unit as of June 30th or more frequently if events or circumstances indicate that there may be impairment. The goodwill impairment test is a two-step process, which requires management to make judgments in determining the assumptions used in the calculations. The first step (“Step 1”) involves estimating the fair value of each reporting unit and comparing it to the reporting unit’s carrying value, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, then a second step (“Step 2”) is performed to measure the actual amount of goodwill impairment, if any. Step 2 involves determining the implied fair value of goodwill. This requires the Company to allocate the estimated fair value of the reporting unit to all the recognized and unrecognized assets and liabilities of such unit. The fair values of the assets and liabilities, primarily loans and deposits, are determined using current market interest rates, projections of future cash flows, and where available, quoted market prices of similar instruments. Any unallocated fair value represents the implied fair value of goodwill, which is then compared to its corresponding carrying value. If the implied fair value is less than the carrying value, an impairment loss is recognized in an amount equal to that deficit.

For purposes of the goodwill impairment evaluation performed at June 30, 2009, the fair value of the Carolina First reporting unit was determined primarily using discounted cash flow models based on internal forecasts (90% weighting) and, to a lesser extent, market-based trading and transaction multiples (10% weighting). More weight was given to the discounted cash flow models since market-based multiples are not considered directly comparable given the lack of a complete operational entity for each reporting unit, and based on the internal forecasts taking a longer term view of the Company’s performance. The internal forecasts included certain assumptions made by management, including expected growth rates in loans and customer funding, changes in net interest margin, credit quality trends, and the forecasted levels of other income and expense items. Forecasts were prepared for each of the next five years, with a terminal cash flow assigned to the remainder of the forecast horizon. A range of terminal growth rates ranging from 3% to 7% were applied to the terminal cash flow. Each period’s cash flow was then discounted using a range of discount rates based on the risk-free rate plus a premium based on overall stock market level of risk compared to the level of risk of our own stock. The portion of the estimated value derived from market-based trading and transaction multiples was based on a weighting of market multiples for selected peer institutions based on such metrics as book value of equity, tangible equity, and assets. (Earnings multiples were not used because most peers did not have

Index

earnings.) The value assigned to the reporting unit for purposes of the goodwill impairment evaluation was based on the midpoint of the range of values determined using the method outlined above. This valuation indicated that the fair value of the Carolina First reporting unit was less than its carrying value. However, Step 2 of the evaluation indicated that the implied fair value of the goodwill was greater than its carrying value, and thus no impairment charge was required as of the June 30, 2009 test date for the Carolina First banking segment.

As TSFG, including its Carolina First reporting unit, continued to report additional losses and other conditions had changed during third quarter 2009, TSFG performed an updated evaluation of the goodwill related to the Carolina First reporting unit as of September 30, 2009. In connection with its evaluation, TSFG engaged an independent third party to review the methodology and assumptions in Step 1 and to perform the valuation of the loan portfolio and the core deposit intangible for the Carolina First banking segment for purposes of performing Step 2. (The remaining $12.5 million of goodwill for other segments was related to TSFG’s insurance operations and was not evaluated for impairment on an interim basis based on operating results.) Based on changes in management’s views on its current outlook and the review by the third party, the Company lowered the terminal growth rates to a range of 2% to 4% and increased the targeted capital level allocated to the Carolina First reporting unit to reflect current industry conditions and company-specific expectations as part of its Step 1 analysis. Although the valuation with the updated assumptions continued to indicate that the fair value of the Carolina First reporting unit was less than its carrying value, Step 2 of the evaluation indicated that the implied fair value of the goodwill was greater than its carrying value at September 30, 2009, primarily due to the excess of the book value of the Carolina First loan portfolio over its fair value based on exit price, and no impairment was recorded. No formal impairment evaluation was performed at December 31, 2009 since there were no material changes to the assumptions and expectations used as of September 30, 2009.

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

Index

Note 13. Other Intangible Assets

Other intangible assets, net of accumulated amortization, at December 31 are summarized as follows (in thousands):

	2009	2008
Core deposit intangible (1)	$45,009	$59,550
Less accumulated amortization (1)	(31,461)	(41,979)
	13,548	17,571
Non-compete agreement intangible	5,672	5,672
Less accumulated amortization	(5,669)	(5,460)
	3	212
Customer list intangible	6,725	7,960
Less accumulated amortization	(4,569)	(3,884)
	2,156	4,076
	$15,707	$21,859

(1)	During 2009, TSFG removed $14.5 million of fully amortized core deposit intangible from both the gross carrying amount and accumulated amortization.

The following presents the details for amortization expense of intangible assets (in thousands) for the years ended December 31:

	2009	2008	2007
Core deposit intangible	$4,023	$4,811	$5,663
Non-compete agreement intangible	209	471	1,254
Customer list intangible	685	856	980
Total amortization expense of intangible assets	$4,917	$6,138	$7,897

The estimated amortization expense for amortizable intangible assets (in thousands) for the years ended December 31 is as follows:

		Non-
	Core	Compete	Customer
	Deposit	Agreement	List
	Intangible	Intangible	Intangible	Total
2010	$3,543	$3	$442	$3,988
2011	3,113	-	384	3,497
2012	2,317	-	313	2,630
2013	977	-	209	1,186
2014	519	-	172	691
Aggregate total for all years thereafter	3,079	-	636	3,715
	$13,548	$3	$2,156	$15,707

Note 14. Other Real Estate Owned

 The following presents the details (in thousands) for other real estate owned (which is included in other assets on the consolidated balance sheet) at and for the years ended December 31:

	2009	2008
Balance at beginning of year	$44,668	$6,467
Loans transferred in	165,061	51,158
Sales	(65,696)	(11,907)
Write-downs	(21,947)	(1,050)
Balance at end of year	$122,086	$44,668

Index

Note 15. Derivative Financial Instruments and Hedging Activities

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

The fair value of TSFG’s derivative assets and liabilities (included in other assets and other liabilities on the consolidated balance sheet) and their related notional amounts (in thousands) at December 31 are presented below.

	2009			2008
	Fair Value		Notional	Fair Value		Notional
	Asset	Liability	Amount	Asset	Liability	Amount
Derivatives designated as hedging
instruments under GAAP:
Cash flow hedges
Interest rate swaps associated with lending activities	$14,339	$-	$780,000	$48,766	$-	$1,670,000
Interest rate floor associated with lending activities	-	-	-	6,873	-	200,000

Fair value hedges
Interest rate swaps associated with brokered CDs	1,895	48	54,185	2,491	1,376	220,352
Total derivatives designated as hedging instruments under GAAP	$16,234	$48	$834,185	$58,130	$1,376	$2,090,352

Derivatives not designated as hedging instruments under GAAP:
Interest rate swaps	$279	$480	$119,755	$-	$1,232	$10,000
Forward foreign currency contracts	12	12	13,331	1,660	1,660	11,063
Customer swap contracts	25,658	22,067	850,680	44,067	44,882	984,897
Options, mortgage contracts, and other	416	433	111,328	3,481	3,420	152,243
Total derivatives not designated as hedging instruments under GAAP	$26,365	$22,992	$1,095,094	$49,208	$51,194	$1,158,203

Total derivatives	$42,599	$23,040	$1,929,279	$107,338	$52,570	$3,248,555

Cash Flow Hedges of Interest Rate Risk

TSFG’s objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009 and 2008, such derivatives were used to hedge the variable cash inflows associated with existing pools of prime and LIBOR-based loans. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During 2009, the Company recognized a loss of $156,000 for hedge ineffectiveness attributable to a mismatch between the swap notional and the aggregate principal amount of the designated loan pools. In addition, certain swaps failed to qualify for hedge accounting due to this mismatch; accordingly, the change in fair value of these swaps during 2009 of $2.2 million was recognized directly in earnings as a loss and was included in the section entitled

Index

“Derivatives Not Designated as Hedging Instruments” throughout this footnote. No hedge ineffectiveness was recognized during 2008.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. During 2009, the Company accelerated the reclassification of an unrealized gain in accumulated other comprehensive income of $3.2 million to earnings as a result of the hedged forecasted transactions becoming probable not to occur. During the next twelve months, the Company estimates that $15.2 million will be reclassified from accumulated other comprehensive income to the statement of operations. With respect to cash flow hedges, forecasted transactions are being hedged through 2012.

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

For derivatives that are designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During 2009 and 2008, the Company recognized a gain of $194,000 and $856,000, respectively, related to hedge ineffectiveness and amounts excluded from effectiveness testing. The net impact of the Company’s fair value hedges to interest expense for 2009 and 2008, which includes net settlements on the derivatives and any amortization of the basis adjustment in the hedged items, was a reduction to interest expense of $3.5 million and $8.3 million, respectively.

Non-designated Hedges

Derivatives not designated as hedges are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements under GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in noninterest income.

Additionally, TSFG offers programs that permit its customers to hedge various risks, including fluctuations in interest rates and foreign exchange rates. Customer contracts are frequently interest rate swaps in conjunction with floating rate loans to achieve fixed rate financing and foreign exchange forward contracts to manage currency risk associated with non-dollar denominated transactions. Through these programs, derivative contracts are executed between the customers and TSFG. In most cases, offsetting contracts are executed between TSFG and selected third parties to hedge market risk created through the customer contracts. The interest rates on the third party contracts are identical to the interest rates on the customer contracts, and thus the change in fair value of the customer contracts will generally be offset by the change in fair value of the related third-party contracts, with the exception of any credit valuation adjustments that may be recorded. However, during 2009 certain counterparties terminated their third-party contracts as a result of TSFG’s ratings downgrades. As a result, certain customer contracts are no longer offset by third-party hedges. At December 31, 2009, the total fair value of TSFG’s interest rate swaps with customers was an asset of $25.7 million.

From time to time, TSFG enters into derivative financial contracts that are not designed to hedge specific transactions or identified assets or liabilities and therefore do not qualify for hedge accounting, but are rather part of the Company’s overall risk management strategy. These contracts are marked to market through noninterest income each period and are generally short-term in nature.

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

Index

Effect of Derivative Instruments on the Consolidated Statements of Operations

The effects of derivative instruments on the consolidated statements of operations for the years ended December 31 are presented in the tables below (in thousands):

	2009	2008
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps associated with lending activities:
Amount of gain recognized in OCI	$7,813	$48,794
Amount of gain reclassified from accumulated OCI to interest income (effective portion)	34,961	20,143
Amount of gain reclassified from accumulated OCI to gain/loss on certain derivative activities (effective portion)	2,618	-
Amount of loss recognized in gain/loss on certain derivative activities (ineffective portion and amount excluded from effectiveness testing)	(156)	-
Interest rate floor associated with lending activities:
Amount of gain recognized in OCI	716	8,618
Amount of gain reclassified from accumulated OCI to interest income (effective portion)	6,532	5,404
Amount of gain recognized in gain/loss on certain derivative activities (ineffective portion and amount excluded from effectiveness testing)	293	-

	2009	2008
Derivatives in Fair Value Hedging Relationships
Interest rate swaps associated with brokered CDs:
Amount of gain recognized in gain/loss on certain derivative activities on derivative	$2,177	$8,801
Amount of loss recognized in gain/loss on certain derivative activities on hedged item	(1,983)	(7,945)

		Amount of Gain (Loss)
Derivatives Not	Location of Gain (Loss)	Recognized in Income on
Designated as	Recognized in Income on	Derivative
Hedging Instruments	Derivative	2009	2008
Interest rate swaps	Gain (loss) on certain derivative activities	$954	$(1,069)
Interest rate swaps	Other noninterest income	(498)	-
Customer swaps	Other noninterest income	(509)	4,372
Mortgage contracts	Mortgage banking income	(24)	204
Other contracts	Gain (loss) on certain derivative activities	(54)	6
		$(131)	$3,513

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

Index

As of December 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $16.4 million. As of December 31, 2009 the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $26.7 million. Since the Company was in violation of certain debt rating provisions at December 31, 2009, it could have been required to settle its obligations under the agreements at the termination value ($16.4 million) and could have been required to post additional collateral with the respective counterparty (up to $4.8 million).

Note 16. Deposits

Deposits (in thousands) at December 31 are summarized in the table below.

	2009	2008
Noninterest-bearing demand deposits	$1,124,404	$1,041,140
Interest-bearing checking	1,060,470	1,078,921
Money market accounts	2,072,664	1,834,115
Savings accounts	322,924	190,519
Time deposits under $100,000	1,632,582	1,863,520
Time deposits of $100,000 or more	1,137,067	1,488,735
Customer deposits	7,350,111	7,496,950
Brokered deposits	1,946,101	1,908,767
Total deposits	$9,296,212	$9,405,717

Maturities of time deposits (including brokered deposits) at December 31, 2009 are as follows (in thousands):

2010	$2,771,903
2011	1,458,405
2012	361,899
2013	57,515
2014	28,205
Thereafter	37,823
$4,715,750

Prepaid broker fees, net of accumulated amortization, totaled $6.4 million and $6.0 million at December 31, 2009 and 2008, respectively, and were included in other assets on the consolidated balance sheet. Amortization of prepaid broker fees totaled $5.2 million, $5.5 million, and $4.6 million in 2009, 2008, and 2007, respectively, and was reported in interest expense on deposits in the consolidated statements of operations.

Note 17. Income Taxes

The aggregate amount of income tax expense (benefit) (in thousands) included in the consolidated statements of operations and in the consolidated statements of changes in shareholders’ equity and comprehensive income (in thousands) for the years ended December 31, 2009, 2008, and 2007 were as follows:

	2009	2008	2007
Income/loss before income taxes	$37,794	$(87,574)	$33,400
Changes recorded in shareholders' equity
Cumulative effect of initial application of guidance related to uncertain tax positions	-	-	(488)
Cumulative effect of initial application of fair value option	-	(32)	-
Change in unrealized gains/losses on fair value of cash flow hedges	12,502	(11,153)	(8,444)
Change in unrealized gains/losses on available for sale securities	(5,896)	(22,135)	(9,848)
	$44,400	$(120,894)	$14,620

Index

Income tax expense (benefit) attributable to income (loss) before income taxes ("income tax expense (benefit)") (in thousands) for the years ended December 31, 2009, 2008, and 2007 consisted of the following:

	2009	2008	2007
Current
U.S. Federal	$(20,093)	$(41,284)	$22,937
State and local	188	916	3,037
	(19,905)	(40,368)	25,974
Deferred
U.S. Federal	48,249	(39,232)	6,879
State and local	9,450	(7,974)	547
	57,699	(47,206)	7,426
Total income tax expense (benefit)	$37,794	$(87,574)	$33,400

Income tax expense (benefit) differed from the amounts computed by applying TSFG's statutory U.S. federal income tax rate of 35% for the years ended December 31, 2009, 2008, and 2007 to pretax income/loss from continuing operations as a result of the following (in thousands):

	2009	2008	2007
Income tax (benefit) expense at federal statutory rate	$(223,461)	$(222,142)	$37,337
State income tax, net of federal benefit	(13,543)	(4,588)	2,329
Increase (decrease) resulting from:
Subsidiary stock, recognition of basis difference	(481)	2	50
Bank-owned life insurance	(3,183)	(4,507)	(4,670)
Book compensation cost for ISO stock options	613	946	1,179
Nontaxable municipal interest	(2,856)	(3,275)	(3,817)
Income tax credits	(4,753)	(3,364)	(841)
Dividends received deduction	(36)	(24)	(24)
Goodwill impairment	1,495	149,117	-
Purchase of REIT preferred shares at a discount	(2,912)	-	-
Change in federal and state valuation allowance for deferred income tax assets	286,498	83	(573)
Other, net	413	178	2,430
	$37,794	$(87,574)	$33,400

Index

The tax effected sources of temporary differences that give rise to significant portions of deferred income tax assets and deferred income tax liabilities at December 31 are presented below (in thousands):

	2009	2008
Deferred Income Tax Assets
Loan loss allowance deferred for income tax purposes	$134,309	$90,906
Compensation expense deferred for income tax reporting purposes	18,322	21,293
Federal capital loss carryforward	2,738	1,484
State net operating loss carryforwards	17,656	6,802
Excess basis of securities for income tax purposes over financial reporting purposes	615	335
Federal net operating loss carryforward	171,865	958
Miscellaneous accruals and reserves	5,855	5,855
Other	13,439	4,550
	364,799	132,183
Less valuation allowance	290,263	3,765
	74,536	128,418
Deferred Income Tax Liabilities
Excess basis of intangible assets for financial reporting purposes over income tax basis	13,851	15,822
Unrealized gains on securities available for sale	9,955	4,059
Income tax depreciation in excess of book depreciation	19,634	18,523
Excess basis of prepaid and deferred expenses for financial reporting purposes over income tax basis	20,439	18,227
Unrealized gains on cash flow hedges deferred for income tax reporting purposes	6,704	19,206
Excess carrying value of assets acquired for financial reporting purposes over income tax basis	499	369
Unrealized gains and other adjustments on fair value hedges and derivatives not qualifying for hedge accounting	3,450	1,115
Income tax bad debt reserve recapture adjustment	4	4
	74,536	77,325
Net deferred income tax assets	$-	$51,093

Changes in net deferred income tax assets were (in thousands):

	2009	2008
Balance at beginning of year	$51,093	$37,175
Income tax effect from change in unrealized gains/losses on available for sale securities	(5,896)	(22,135)
Income tax effect from change in fair values on cash flow hedges	12,502	(11,153)
Deferred income tax (expense) benefit on continuing operations	(57,699)	47,206
Balance at end of year	$-	$51,093

TSFG had a current tax receivable of $18.2 million and $45.2 million at December 31, 2009 and 2008, respectively.

The valuation allowance for deferred income tax assets as of December 31, 2009 and 2008 was $290.3 million and $3.8 million, respectively. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During third quarter 2009, the estimated realization period for the deferred tax asset based on forecasts of future earnings extended further into the 20-year carryforward period compared to the realization period forecasted in second quarter 2009. This extended realization period, combined with the objective evidence of a three-year cumulative loss position and continued near-term losses represented significant negative evidence that caused the Company to conclude that a $286.5 million increase to the deferred tax valuation allowance was required in 2009. To the extent that TSFG generates taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense. Any remaining deferred tax asset valuation allowance will ultimately reverse (subject to ownership change

Index

limitations) through income tax expense when TSFG can demonstrate a sustainable return to profitability that would lead management to conclude that it is more likely than not that the deferred tax asset will be utilized during the 20-year carryforward period.

At December 31, 2009, TSFG had federal income tax net operating loss (“NOL”) carryforwards of approximately $468.5 million that originated in 2009 and will expire in 2029. The ability of TSFG to utilize NOL carryforwards to reduce future federal taxable income and the federal income tax liability of the Company may be subject to various limitations under Section 382 of the Internal Revenue Code of 1986, as amended. The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the issuance or exercise of rights to acquire stock, the purchase or sale of stock by 5% stockholders, as defined in the Treasury regulations, and the offering of stock by TSFG during any three-year period resulting in an aggregate change of more than 50% in the beneficial ownership of TSFG. As of December 31, 2009, we do not believe that an ownership change has occurred. Future equity transactions by TSFG or by 5% stockholders (including transactions beyond our control) could cause a Section 382 ownership change and therefore a limitation on the annual utilization of NOLs.

In the event of an ownership change (as defined for income tax purposes), Section 382 of the Code imposes an annual limitation on the amount of a corporation's taxable income that can be offset by these carryforwards. The limitation is generally equal to the product of (i) the fair market value of the equity of the company multiplied by (ii) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an ownership change occurs. In addition, the limitation is increased if there are unrecognized built-in losses on the balance sheet prior to a change in ownership.

At December 31, 2009, TSFG had NOL carryforwards for state income tax purposes of $444.8 million available to offset future taxable state income, if any, which expire in 2010 through 2029. These state NOL carryforwards may also be subject to limitation upon change of control. TSFG also has capital loss carryforwards of $7.8 million, which are available to offset future taxable federal capital gains, if any, through 2013.

The following table summarizes the activity related to unrecognized tax benefits (in thousands) for the years ended December 31:

	2009	2008	2007
Balance at beginning of year	$4,382	$10,818	$13,218
Increases related to current year tax positions	-	154	2,836
Decreases related to prior year tax positions	(14)	(70)	(32)
Decreases related to expiration of statute of limitations	(1,630)	(2,985)	(21)
Decreases related to audits/settlements with taxing authorities	-	(3,535)	(5,183)
Balance at end of year	$2,738	$4,382	$10,818

If recognized, the gross unrecognized tax benefits of $2.7 million at December 31, 2009 would favorably affect the effective income tax rate in future periods. At December 31, 2009, approximately $428,000 of unrecognized tax benefits is expected to be resolved during the next 12 months through the expiration of the statute of limitations and resolution of outstanding audits with taxing authorities.

TSFG and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2005. Tax returns for 2006 forward are open to examination by the Internal Revenue Service. The Company is open to state and local income tax examinations for the tax years 2006 forward.

TSFG’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized $0, $79,000, and $363,000 of expense from interest and penalties in the statement of operations in 2009, 2008, and 2007, respectively. The Company had approximately $461,000 and $622,000 accrued for interest and penalties at December 31, 2009 and 2008, respectively.

Index

Note 18. Short-Term Borrowed Funds

Short-term borrowed funds at December 31 were (in thousands):

	2009	2008
Customer sweep accounts	$316,690	$493,012
Treasury, tax and loan note	5,987	3,516
Federal funds purchased and repurchase agreements	25	67,309
Federal reserve borrowings	-	1,050,000
Commercial paper	-	12,537
	$322,702	$1,626,374

Repurchase agreements and certain customer sweep accounts represent overnight and short-term borrowings collateralized by securities of the U.S. government or its agencies, which are held by third-party safekeepers. The approximate cost and fair value of these securities at December 31, 2009 were $358.8 million and $364.2 million, respectively. The approximate cost and fair value of these securities at December 31, 2008 were $532.9 million and $530.8 million, respectively.

The following summarizes selected data related to short-term borrowed funds (in thousands) at and for the years ended December 31:

	2009	2008
Maximum outstanding at any month-end during the year	$1,750,400	$2,324,472
Balance outstanding at end of year	322,702	1,626,374
Average outstanding during the year	810,919	1,626,453
Average interest rate during the year	0.28%	2.14%
Average interest rate at end of year	0.33	0.38

Interest expense on short-term borrowings for the years ended December 31 related to the following (in thousands):

	2009	2008	2007
Customer sweep accounts	$1,011	$11,519	$22,724
Treasury, tax and loan note	3	4,382	11,208
Federal funds purchased and repurchase agreements	120	8,311	39,650
Federal reserve borrowings	1,012	8,734	-
Commercial paper	27	954	1,790
FHLB advances	86	870	4,476
Line of credit to unaffiliated bank and other	-	5	5
	$2,259	$34,775	$79,853

Note 19. Unused Lines of Credit

At December 31, 2009, TSFG had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $113.7 million. These lines of credit are generally available on a one-to-ten day basis for funding short-term liquidity needs. In addition, at December 31, 2009, TSFG had $124.5 million of excess collateral to support FHLB advances, subject to adjustments regarding acceptability by the FHLB, and $202.3 million of excess collateral to support Treasury, tax and loan borrowings. A collateralized borrowing relationship with the Federal Reserve Bank of Richmond is in place for TSFG. At December 31, 2009, TSFG had $1.4 billion of excess qualifying collateral to secure advances from the Federal Reserve Bank. These lines of credit are subject to withdrawal at any time at the lenders’ option.

Index

Note 20. Long-Term Debt

Long-term debt at December 31 consisted of the following (in thousands, except for descriptions of terms):

	2009	2008
FHLB advances, net of discount of $731,000 at December 31, 2009; fixed or variable rates ranging from 0.41% to 4.27% due from 2011 to 2018, notwithstanding certain earlier call dates; collateralized by a blanket lien on qualifying loans, including first mortgages on one-to-four family residences valued at $323.9 million, home equity lines of credit and second mortgage loans valued at $607.2 million, and commercial loans valued at $987.6 million; initial maturity of one year or greater; interest payable quarterly	$752,646	$233,497
Repurchase agreements; fixed or variable rates ranging from 0.05% to 4.30% due in 2012; collateralized by securities of the U.S. government or its agencies, which are held by third-party safekeepers, valued at $132.7 million; interest payable quarterly	125,000	200,000
Subordinated Notes; due September 1, 2037; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 1.42%; balance can be prepaid in whole or in part after September 1, 2012 at accrued and unpaid interest plus outstanding principal (1)	77,320	77,320
Subordinated Notes; due June 15, 2036; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 1.59%; balance can be prepaid in whole or in part after June 15, 2011 at accrued and unpaid interest plus outstanding principal (1)	41,238	41,238
Subordinated Notes; due July 7, 2036; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 1.56%; balance can be prepaid in whole or in part after July 7, 2011 at accrued and unpaid interest plus outstanding principal (1)	36,083	36,083
Subordinated Notes; due September 15, 2037; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 1.32%; balance can be prepaid in whole or in part after December 15, 2012 at accrued and unpaid interest plus outstanding principal (1)	30,928	30,928
Mandatorily redeemable preferred stock of subsidiary; redeemable January 31, 2031; unsecured; dividends payable quarterly and at maturity at a rate per annum equal to 11.125% (2)	26,300	26,300
Subordinated Notes; due October 30, 2037; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 1.33%; balance can be prepaid in whole or in part after October 30, 2012 at accrued and unpaid interest plus outstanding principal (1)	18,042	18,042
Mandatorily redeemable preferred stock of subsidiary; redeemable May 31, 2012; unsecured; dividends payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.50% (2)	5,500	30,500
Subordinated Notes; due June 26, 2033; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.10% (not to exceed 11.75% through June 26, 2008); balance can be prepaid in whole or in part after June 26, 2008 at accrued and unpaid interest plus outstanding principal (1)	3,093	3,093
Subordinated Notes; due December 17, 2013; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 2.83%; balance can be prepaid after December 17, 2008 at par plus accrued and unpaid interest	--	10,000
Other	719	768
	$1,116,869	$707,769

(1)
The balance can also be prepaid in whole (but not in part) at any time within a specified number of days (as defined in the indenture) following the occurrence of a tax event, an investment company event, or a capital treatment event at a special redemption price (as defined in the indenture).

(2)	The balance can be redeemed in whole or in part following the occurrence of a tax or capital event (as defined in the terms of the preferred stock).

Index

Required annual principal payments for the five years subsequent to December 31, 2009 are as follows (in thousands):

	FHLB	Repurchase
	Advances	Agreements	Other	Total
2010	$123	$-	$56	$179
2011	450,125	-	64	450,189
2012	100,128	125,000	6,099	231,227
2013	200,132	-	-	200,132
2014	135	-	-	135
Thereafter	2,734	-	233,004	235,738
	$753,377	$125,000	$239,223	$1,117,600

Debt issuance costs, net of accumulated amortization, totaled $1.0 million and $1.7 million at December 31, 2009 and 2008, respectively, and are included in other assets on the consolidated balance sheet. Amortization of debt issuance costs totaled $106,000, $233,000, and $466,000 in 2009, 2008, and 2007, respectively, and is reported in other noninterest expenses on the consolidated statements of operations.

During the years ended December 31, 2009, 2008, and 2007, TSFG recognized gains or losses on the early extinguishment of debt of $3.0 million gain, $2.1 million loss, and $2.0 million loss, respectively. Such gains and losses are included in noninterest expenses. The gain for 2009 was primarily due to the gain on the repurchase of $25.0 million of mandatorily redeemable preferred stock of a REIT subsidiary, partially offset by a loss on termination of $75.0 million of long-term repurchase agreements. The loss for 2008 was primarily due to prepayment penalties for FHLB advances partially offset by gains on brokered CDs for which the related interest rate swaps were called. The majority of the loss for 2007 reflects the write-off of unamortized debt issuance costs associated with $131.5 million of subordinated notes and mandatorily redeemable preferred stock, with an average spread of 347 basis points over LIBOR, which TSFG called for redemption.

Trust preferred securities (“Trust Securities”) are issued by statutory business trusts (the “Trusts”) which are not consolidated (see Note 1). These Trust Securities are mandatorily redeemable preferred security obligations of the Trusts. The sole assets of the Trusts are subordinated notes (the “Notes”) of TSFG, which are included in the Long-Term Debt table above. Each issue of the Notes has an interest rate equal to the corresponding Trust Securities distribution rate. TSFG has the right, subject to events of default, to defer payment of interest on the Notes for a period not to exceed five years, provided that no extension period may extend beyond the stated maturity of the relevant Notes. During any such extension period, distributions on the Trust Securities will also be deferred and the Company’s ability to pay dividends on its common and preferred stock will be restricted.

Effective first quarter 2010, TSFG opted to defer payment of interest on the Notes (which will in turn defer payment of the distributions on the Trust Securities), as well as to suspend dividends on all mandatorily redeemable preferred stock of its REIT subsidiary (“REIT Preferred Securities”). Since both the Notes and the REIT Preferred Securities are considered debt on the consolidated balance sheet, interest and dividends will continue to be accrued in the statement of operations despite the fact that the payments have been suspended. The terms of the REIT Preferred Securities include a provision that if six quarters of dividends are not declared and paid, the preferred holders get to elect two new trustees. In addition, the suspension of dividends on the REIT Preferred Securities prohibits any payment of common dividends out of the REIT subsidiary, which may cause it to lose its status as a REIT and thus become subject to taxation as a regular corporation.

Note 21. Commitments and Contingent Liabilities

Legal Proceedings

TSFG is currently subject to various legal proceedings, including the litigation discussed below, and claims arising in the ordinary course of business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not be expected to materially affect TSFG's consolidated financial position or results of operations, except to the extent indicated in the discussion below.

Index

In March 2009, Carolina First Bank was named as a defendant in a complaint filed in the In re Louis J. Pearlman bankruptcy pending in the United States Bankruptcy Court, Middle District of Florida, Orlando Division. The complaint seeks, among other things, to avoid certain fraudulent transfers Carolina First Bank allegedly received in connection with repayment of a loan and alleges approximately $24 million in compensatory damages, plus punitive damages. TSFG intends to vigorously defend the allegations and has moved to dismiss the complaint or, in the alternative, for a more definite statement. In April 2009, Bank of America, Fifth Third Bank, Carolina First Bank, Sun Trust Bank, and Dun & Bradstreet, Inc. were named as defendants in a complaint captioned Elizabeth Groom, et. al v. Bank of America, et. al, which is pending in the United States District Court for the Middle District of Florida. The Groom complaint seeks unspecified damages relating to individual investor losses resulting from a “Ponzi scheme” allegedly orchestrated by Louis J. Pearlman over a period spanning several decades. TSFG intends to vigorously defend the allegations and has moved to dismiss the complaint, or in the alternative, for a more definite statement. In August 2009, Carolina First Bank was named as a defendant in a complaint filed in federal court in Minnesota by American Bank of St. Paul. In the complaint, which seeks damages of $36 million, American Bank of St. Paul alleges that it is the servicing bank for itself and twenty-six participant banks regarding a loan made to Pearlman/related entities which paid off the Carolina First Bank loan. TSFG intends to vigorously defend the allegations and has moved to dismiss the complaint.

While the Company believes it has meritorious defenses against these three suits, the ultimate resolution of these matters could result in a loss in excess of the amount accrued. An adverse resolution of these matters could be material to TSFG’s financial position and/or results of operations.

Recourse Reserve

As part of its 2004 acquisition of Florida Banks, Inc. (“Florida Banks”), TSFG acquired a recourse reserve associated with loans previously sold from Florida Banks’ wholesale mortgage operation. This recourse requires the repurchase of loans at par plus accrued interest from the buyer, upon the occurrence of certain events. At December 31, 2009 and 2008, the estimated recourse reserve liability, included in other liabilities, totaled $6.0 million. TSFG will continue to evaluate the reserve level and may make adjustments through earnings as more information becomes known. There can be no guarantee that any liability or cost arising out of this matter will not exceed any established reserves.

Lease Commitments

Minimum rental payments under noncancelable operating leases at December 31, 2009 are as follows (in thousands):

2010	$17,490
2011	17,361
2012	16,780
2013	15,751
2014	14,128
Thereafter	94,534
$176,044

Leases on premises and equipment have options for extensions under substantially the same terms as in the original lease period with certain rate escalations. Lease payments charged to expense totaled $20.0 million, $21.0 million, and $19.2 million in 2009, 2008, and 2007, respectively. The leases typically provide that the lessee pay property taxes, insurance, and maintenance cost.

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

Index

Commitments to extend credit are agreements to lend as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. TSFG evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by TSFG upon extension of credit, is based on management's credit evaluation of the borrower.

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

The following presents a summary of the contractual amounts of TSFG’s financial instruments relating to extension of credit with off-balance sheet risk at December 31 (in thousands):

Loan commitments:	2009	2008
Commercial, industrial, and other	$1,085,129	$1,296,635
Commercial owner-occupied and commercial real estate	119,928	324,360
Home equity loans	423,151	477,777
Total loan commitments	1,628,208	2,098,772
Standby letters of credit	199,237	213,960
Documentary letters of credit	2,066	941
Unused business credit card lines	31,746	33,836
Total	$1,861,257	$2,347,509

The total portfolios of loans serviced or subserviced for non-affiliated parties at December 31, 2009 and 2008 were $52.5 million and $103.1 million, respectively.

TSFG directors, directors of subsidiaries of TSFG, executive officers, and associates of such persons were customers of and had transactions with TSFG in the ordinary course of business. Included in such transactions are loan commitments, all of which were made under normal credit terms and did not involve more than normal risk of collection at origination. At December 31, 2009, the aggregate dollar amount of these unfunded loan commitments to the aforementioned directors, officers and their associates totaled $7.0 million and are included in the unfunded loan commitments presented above.

Index

Note 22. Preferred Stock and Warrants

The following is a summary of TSFG’s preferred stock at and for the years ended December 31:

	2009
	Shares				Carrying
			Converted		Value
	Balance,		to Common	Balance,	December 31,
	January 1,	Exchanged	Shares	December 31,	($000s)
Series 2008ND-V	51,341	(21,852)	(29,489)	-	$-
Series 2008ND-NV	177,639	(72,648)	(104,991)	-	-
Series 2008D-V	2,248	-	(1,200)	1,048	1,048
Series 2008D-NV	7,472	-	(3,870)	3,602	3,602
Series 2009-A	-	94,500	(94,500)	-	-
Mandatorily convertible preferred stock	238,700	-	(234,050)	4,650	4,650
Series 2008-T	347,000	-	-	347,000	347,000
Less discount originally attributable to the Warrant issued to the Treasury Department, net of accretion	-	-	-	-	(15,867)
Series 2008-T, net	347,000	-	-	347,000	331,133
Total preferred stock	585,700	-	(234,050)	351,650	$335,783

	2008
	Shares				Carrying
			Converted		Value
	Balance,		to Common	Balance,	December 31,
	January 1,	Issued	Shares	December 31,	($000s)
Series 2008ND-V	-	55,562	(4,221)	51,341	$51,341
Series 2008ND-NV	-	184,718	(7,079)	177,639	177,639
Series 2008D-V	-	2,248	-	2,248	2,248
Series 2008D-NV	-	7,472	-	7,472	7,472
Mandatorily convertible preferred stock	-	250,000	(11,300)	238,700	238,700
Series 2008-T	-	347,000	-	347,000	347,000
Less discount originally attributable to the Warrant issued to the Treasury Department, net of accretion	-	-	-	-	(19,321)
Series 2008-T, net	-	347,000	-	347,000	327,679
Total preferred stock	-	597,000	(11,300)	585,700	$566,379

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

The voting and conversion rights of the Series 2008ND/D Preferred Stock were voted upon and approved at a special shareholders’ meeting on July 18, 2008. As a result, all four Series 2008ND/D Preferred Stock series were considered common stock equivalents at December 31, 2009 and 2008 and would have added approximately 715,000 shares and 36.7 million shares, respectively, to the computation of diluted earnings per share, had the effect not been antidilutive.

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

Index

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

During 2009, 234,050 shares of mandatorily convertible preferred stock Series 2008 ND/D and Series 2009-A were converted into approximately 54.9 million common shares, which included 18.9 million shares (valued at $32.4 million) issued as an inducement to convert.

Dividends declared on the Series 2008ND/D during 2009 and 2008 were $7.3 million and $17.9 million, respectively. During 2009, TSFG recorded $32.4 million as deemed dividends resulting from induced conversions in the computation of net income available to common shareholders.

On December 5, 2008, TSFG issued 347,000 shares of no par value, cumulative perpetual preferred stock, Series 2008-T (“Series 2008-T Preferred Stock”), to the United States Department of the Treasury (“Treasury Department”) with a liquidation preference of $1,000 per share, as part of the Troubled Asset Relief Program Capital Purchase Program. The Series 2008-T Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. TSFG may not redeem the Series 2008-T Preferred Stock prior to February 15, 2012 except with the proceeds from a qualified equity offering. After February 15, 2012, TSFG may, at its option, redeem the Series 2008-T Preferred Stock at par value plus accrued and unpaid dividends. The Series 2008-T Preferred Stock is generally non-voting. Prior to December 5, 2011, unless the Company has redeemed the Series 2008-T Preferred Stock or the Treasury Department has transferred the Series 2008-T Preferred Stock to a third party, the consent of the Treasury Department will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practices and certain other circumstances. A consequence of the Series 2008-T Preferred Stock purchase includes certain restrictions on executive compensation that could limit the tax deductibility of compensation the Company pays to executive management. Dividends declared on the Series 2008-T during 2009 and 2008 were $13.0 million and $3.4 million, respectively. In addition, TSFG recorded $4.3 million as accumulated but undeclared cumulative dividends in the computation of net income available to common shareholders.

As part of its purchase of the Series 2008-T Preferred Stock, the Treasury Department received a warrant (“the Warrant”) to purchase 10,106,796 shares of the Company’s common stock at an initial per share price of $5.15. The Warrant provides for the adjustment of the exercise price and the number of shares of the Company’s common stock issuable upon exercise pursuant to customary anti-dilution provisions and upon certain issuances of the Company’s common stock at or below a specified price relative to the initial exercise price. The Warrant is immediately exercisable and expires ten years from the issuance date. The shares issuable pursuant to the Warrant were considered common stock equivalents and would have added 10.1 million shares to the computation of diluted earnings per share for the years ended December 31, 2009 and 2008, had the effect not been antidilutive.

The proceeds from the issuance of the Series 2008-T Preferred Stock and the Warrant were allocated based on the relative fair value of the Warrant as compared to the fair value of the preferred shares. The fair value of the Warrant was determined using a Black-Scholes model. The model includes assumptions regarding TSFG’s common stock price, dividend yield, stock price volatility, as well as assumptions regarding the risk-free interest rate. The fair value of the preferred shares was determined based on a discounted cash flow model using an estimated life of five years and a discount rate of 13%. As a result of the valuations, $327.4 million was allocated to the preferred shares and $19.6 million was allocated to the Warrant. The resulting discount on the preferred shares will be accreted through retained earnings over the five-year estimated life using the effective interest method. During 2009 and 2008, accretion of the preferred discount totaled $3.5 million and $243,000, respectively, and was treated as a deemed dividend to preferred shareholders in the computation of earnings per share.

All preferred shares outstanding are in parity to each other and rank senior to common shares both as to dividend and liquidation preferences. Subsequent to year-end, in early 2010, TSFG suspended dividend payments on all series of preferred stock.

Index

Note 23. Capital Stock

On March 5, 2009, TSFG filed a “universal shelf” registration statement registering up to $750.0 million of securities to provide additional flexibility in managing capital levels, both in terms of debt and equity. On June 24, 2009, TSFG completed a common stock offering, selling 75 million shares at a gross offering price of $1.00 per share. In July 2009, TSFG sold an additional 10 million shares at $1.00 per share pursuant to the exercise in full of the underwriters’ over-allotment option. The common stock offerings generated proceeds to TSFG of $79.7 million for the year ended December 31, 2009, net of issuance costs for underwriting and expenses. TSFG used the net proceeds to increase the capital at TSFG’s subsidiary bank.

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

Note 24. Regulatory Capital Requirements

TSFG and Carolina First Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on TSFG's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, TSFG and Carolina First Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. TSFG's and Carolina First Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require TSFG and Carolina First Bank to maintain minimum amounts and ratios (set forth in the following table) of total and tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets (as defined). Management believes, as of December 31, 2009, that TSFG and Carolina First Bank met all capital adequacy requirements.

As of December 31, 2009, the most recent notification from federal banking agencies categorized TSFG and Carolina First Bank as "well capitalized" under the regulatory framework. To be categorized as "well capitalized," Carolina First Bank must maintain minimum total risk-based capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table. Since December 31, 2009, there have been no events or conditions that management believes have changed Carolina First Bank’s categories.

Index

TSFG's and Carolina First Bank's capital levels at December 31 exceeded the "well capitalized levels," as shown below (dollars in thousands):

			Minimum Requirements
					To Be Well Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	2009	2008	2009	2008	2009	2008
TSFG
Tier 1 capital	$948,762	$1,513,452	$382,008	$470,581	n/a	n/a
Total risk-based capital	1,073,472	1,688,077	764,015	941,161	n/a	n/a
Tier 1 capital ratio	9.93%	12.86%	4.00%	4.00%	n/a	n/a
Total risk-based capital ratio	11.24	14.35	8.00	8.00	n/a	n/a
Leverage ratio	7.91	11.22	4.00	4.00	n/a	n/a

Carolina First Bank
Tier 1 capital	$854,808	$1,277,340	$381,423	$469,428	$572,134	$704,142
Total risk-based capital	1,005,638	1,477,910	762,846	938,856	953,557	1,173,570
Tier 1 capital ratio	8.96%	10.88%	4.00%	4.00%	6.00%	6.00%
Total risk-based capital ratio	10.55	12.59	8.00	8.00	10.00	10.00
Leverage ratio	7.13	9.49	4.00	4.00	5.00	5.00
Given our asset quality and earnings performance, if we are not able to substantially increase our regulatory capital in the near term, we believe that it is likely that our regulators would request that we stipulate to a consent order, to be entered into between the bank and each of its banking regulators. A consent order would, among other things, result in Carolina First Bank being deemed “adequately capitalized” (irrespective of the fact that it may be “well capitalized”) and could require that the Company raise additional capital within a specified timeframe and limit TSFG's  access to the brokered CD market and restrict the rates it can offer on customer deposits. In addition, a consent order would likely impose higher capital ratios on Carolina First Bank than would otherwise be required. If the Company is unable to raise the capital required or otherwise comply with the terms of any such consent order, further regulatory actions could be taken, and its ability to operate as a going concern could be negatively impacted. Furthermore, because such consent orders are public, there could be an adverse customer or market reaction to such announcement.

Note 25. Restrictions on Dividends

The ability of TSFG to pay cash dividends over the long term is dependent upon receiving cash in the form of dividends from its subsidiaries. Current federal law prohibits, except under certain circumstances and with prior regulatory approval, an insured depository institution from paying dividends or making any other capital distribution if, after making the payment or distribution, the institution would be considered "undercapitalized," as that term is defined in applicable regulations. In addition, South Carolina banking regulations restrict under certain circumstances the amount of dividends that the subsidiary bank can pay to TSFG.

The terms of TSFG’s preferred stock include a restriction on declaring or paying common dividends unless all preferred dividends are paid.  In addition, the Federal Reserve has the authority to prohibit TSFG from paying a dividend on its common and preferred stock and trust preferred securities. During third quarter 2009, TSFG suspended its common dividend. Future TSFG common dividends will depend upon a number of factors, including payment of the preferred stock dividends, financial performance, capital requirements and assessment of capital needs. Subsequent to year-end, TSFG suspended dividends on all remaining outstanding equity and capital instruments, including its trust preferred and REIT preferred securities. Based on informal communications from federal banking regulators, currently none of TSFG or Carolina First Bank, or any of their respective subsidiaries (including, but not limited to, the real estate investment trust subsidiary) are permitted to pay dividends on capital securities.

Index

Note 26. Average Share Information

The following is a summary of the basic and diluted average common shares outstanding and (loss) earnings per share calculations (in thousands, except share and per share data) for the years ended December 31:

	2009	2008	2007
Net (loss) income available to common shareholders	$(736,943)	$(568,776)	$72,611

Basic
Average common shares outstanding (denominator)	141,207,510	73,136,936	73,618,338
(Loss) earnings per share	$(5.22)	$(7.78)	$0.99

Diluted
Average common shares outstanding	141,207,510	73,136,936	73,618,338
Dilutive potential common shares	-	-	467,102
Average diluted shares outstanding (denominator)	141,207,510	73,136,936	74,085,440
(Loss) earnings per share	$(5.22)	$(7.78)	$0.98

For the years ended December 31, 2009, 2008, and 2007, options to purchase an additional 3.7 million, 4.7 million, and 2.0 million shares, respectively, of common stock were outstanding but were not included in the computation of earnings per share because either their inclusion would have had an antidilutive effect or the exercise price of the option was greater than the average market price of the common shares. Also excluded from the computation of diluted earnings per share for the year ended December 31, 2009 because of their antidilutive effect were 715,000 shares of common stock related to mandatorily convertible preferred stock, 10.1 million shares of common stock related to warrants, and 262,000 shares of common stock related to restricted stock and restricted stock units granted under equity incentive programs. Also excluded from the computation of diluted earnings per share for the year ended December 31, 2008 because of their antidilutive effect were 36.7 million shares of common stock related to mandatorily convertible preferred stock, 10.1 million shares of common stock related to warrants, and 385,000 shares of common stock related to restricted stock and restricted stock units granted under equity incentive programs.

Note 27. Share-Based Compensation

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

	2009	2008	2007
Compensation cost charged against income	$4,890	$9,936	$7,469
Total income tax benefit recognized in income statement (1)	-	2,534	1,432

(1)	At December 31, 2009, TSFG had a full valuation allowance against its deferred tax asset. As a result, no income tax benefit was recognized during 2009 for compensation cost charged against income.

Restricted Stock and Other Share-Based Awards

TSFG’s LTIP provides for incentive compensation in the form of stock options, restricted stock, RSUs, performance units (which may be stock based), stock appreciation rights and other stock-based forms of compensation. These grants may be made to directors, officers, employees, prospective employees, and consultants of TSFG. At December 31, 2009, authorized shares under the LTIP totaled 3.0 million shares (subject to further limitation of 1.7 million shares for restricted stock), of which approximately 1.1 million shares were available to be granted. TSFG also has a Restricted Stock Plan for awards to certain key employees. At December

Index

31, 2009, authorized shares under the Restricted Stock Plan totaled 875,000 shares, of which approximately 60,000 shares were available to be granted.

Shares of restricted stock granted to employees under both the LTIP and the Restricted Stock Plan are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights.

Certain of TSFG’s RSUs were performance-based awards with vesting dependent on achieving, during 2009, certain earnings per share targets relative to a broad regional bank peer group, and return on equity targets. These performance targets were not reached, and the corresponding RSUs were forfeited during 2009. TSFG had recognized no expense related to the performance targets in 2009, 2008, or 2007 based on its assessment that meeting the performance targets was not probable.

The following is a summary of the status of TSFG’s nonvested shares of restricted stock and RSUs as of December 31, 2009 and changes during the year ended December 31, 2009.

		Weighted		Weighted
		Average		Average
		Grant-Date	Restricted	Grant-Date
	RSUs	Fair Value	Shares	Fair Value
Nonvested at January 1, 2009	563,310 (1)	$18.35	92,570	$18.15
Granted	5,103	1.70	20,000	1.78
Vested	(73,492)	18.93	(51,022)	19.58
Cancelled	(289,177)	21.93	(5,119)	23.35
Nonvested at December 31, 2009	205,744	$11.94	56,429	$10.59

(1)	Assumes maximum performance targets are met for performance-based awards.

As of December 31, 2009, there was $1.4 million of total unrecognized compensation cost related to nonvested shares of restricted stock and RSUs. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.2 years. The total fair value of shares and RSUs vested during 2009, 2008, and 2007 was $2.4 million, $13.8 million and $2.6 million, respectively. The weighted average grant date fair value of RSUs in 2008 and 2007 was $10.07 per share and $23.26 per share, respectively. The weighted average grant date fair value of restricted stock in 2008 and 2007 was $15.42 per share and $21.41 per share, respectively.

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

In 2005, under the LTIP, TSFG issued cash-settled stand alone stock appreciation rights, which are accounted for as liability-classified awards. The strike price of each stock appreciation right equals the fair market value of TSFG's common stock on the date of grant. Stock appreciation rights issued to employees under this plan are exercisable on a cumulative basis for 20% of the shares on each of the first five anniversaries of the grant, and have a maximum contractual term of ten years. The following is a summary of the stock appreciation rights activity under the LTIP for the year ended December 31, 2009.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding, January 1, 2009	153,325	$29.40
Cancelled	(23,975)	29.40
Outstanding, December 31, 2009	129,350	$29.40	5.9	$-

Exercisable, December 31, 2009	103,780	$29.40	5.9	$-

Index

There was no material unrecognized stock-based compensation expense related to stock appreciation rights at December 31, 2009.

Stock Option Plans

TSFG has a Stock Option Plan, a Directors' Stock Option Plan, a Fortune 50 Stock Option Plan, and various option plans assumed in connection with acquisitions (collectively referred to as “stock-based option plans”). At December 31, 2009, authorized shares under the Stock Option Plan totaled 5.2 million shares, of which approximately 1.1 million were available to be granted. The exercise price of each option either equals or exceeds the fair market value of TSFG's common stock on the date of grant. Options issued to employees under the Stock Option Plan are typically exercisable on a cumulative basis for 20% of the shares on each of the first five anniversaries of the grant, and have a maximum contractual term of ten years. Under the Directors' Stock Option Plan, TSFG may grant options to its non-employee directors and advisory board members. At December 31, 2009, authorized shares under the Directors’ Stock Option Plan totaled 650,000 shares, of which approximately 206,000 were available to be granted. The exercise price of each director’s option equals the fair market value of TSFG's common stock on the date of grant. Options issued to directors under the Directors’ Stock Option Plan vest immediately on the grant date, and have a maximum contractual term of ten years.

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

	2009	2008	2007
Expected life (in years)	6.01	6.01	6.01
Expected volatility	77.73%	40.96%	23.45
Risk-free interest rate	3.21	3.08	3.93
Expected dividend yield	3.00	2.88	4.32
Weighted-average fair value of options granted during the period	$0.90	$3.20	$2.95

No market-based stock options were granted in 2009 or 2007. Assumptions used to estimate the per-share fair value of options granted during 2008 using the Monte Carlo simulation method were similar to those summarized in the table above, and yielded a fair value per option of $2.13.

The following is a summary of the activity under the stock-based option plans for the year ended December 31, 2009.

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term (Years)	($000)
Outstanding, January 1, 2009	4,688,093	$18.63
Granted	36,250	1.63
Cancelled	(1,014,042)	17.99

Outstanding, December 31, 2009	3,710,301	$18.63	5.9	$-

Exercisable, December 31, 2009	2,145,442	$22.44	4.2	$-

Unrecognized stock-based compensation expense related to stock options totaled $3.0 million at December 31, 2009. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 1.8 years.

Index

No options were exercised during 2009. The total intrinsic value of options exercised during 2008 and 2007 was $19,000 and $3.6 million, respectively. Cash received from options exercised under all share-based payment arrangements for 2008 and 2007 was $35,000 and $8.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $6,000 and $1.1 million, respectively, for 2008 and 2007. TSFG has a policy of issuing new shares to satisfy stock option exercises.

Note 28. Employee Benefits

TSFG maintains the Carolina First Salary Reduction Plan and Trust ("401(k) Plan") for all eligible employees. Upon ongoing approval of the Board of Directors, TSFG matches a percentage of employee contributions subject to certain adjustments and limitations. Contributions of $3.3 million, $5.4 million, and $5.5 million were charged to operations in 2009, 2008, and 2007, respectively.

TSFG maintains Supplementary Executive Retirement Plans (“SERPs”) for certain officers. These plans provide salary continuation benefits after the participant reaches normal retirement age (usually age 65) or early retirement (age 55 and 7 years of service) and continue for 15 years unless an alternate payout election is made by the executive. The SERPs also provide limited benefits in the event of early termination or disability while employed by TSFG and full benefits to the officer’s beneficiaries in the event of the officer’s death. In the event of a change of control of TSFG as defined in the SERPs, the officers become 100% vested in the total benefit. For the years ended December 31, 2009, 2008, and 2007, costs of $2.0 million, $3.5 million, and $4.3 million, respectively, were charged to expense related to these SERPs.

The SERP liability is accrued over the period until normal retirement date. The accrual is determined based on the present value of the estimated annual benefit payments at normal retirement, and by calculating a level principal amount required for the accrual to reach the present value of the estimated annual benefit payments at normal retirement. A discount rate is used to determine the present value of future benefit obligations. The discount rate for each plan is determined using the Moodys Aaa corporate bond rate published in the Federal Register as of the prior year end. In determining the estimated future annual benefit obligations, an estimated rate of compensation growth per year is generally used and may be adjusted as expectations about future compensation levels change. Compensation, for purposes of determining the annual benefit levels as defined in the plans, is the average of the highest three years annual base salary plus bonus. The benefit level, as a percentage of compensation, generally ranges between 15% and 60%, as specified in each SERP agreement.

If the Executive retires prior to normal retirement, or there is a change in the anticipated retirement date, and the Executive is eligible for the early retirement benefit under the SERP plan, the accrual is adjusted to reflect the calculated amount pursuant to provisions of the early retirement benefit.

TSFG maintains an Executive Deferred Compensation Plan for certain officers and directors. This plan allows eligible officers to defer up to 80% of base annual salary and 100% of annual bonus compensation on a pre-tax basis. TSFG provides a match of 10% of the contribution. The deferral elections are irrevocable and cannot be changed during the plan year. TSFG’s match becomes fully vested after five years. Payments from the plan will automatically begin upon the employee’s retirement, termination of employment, or death during employment. However, employees may choose to receive payments prior to these events, such as an in-service distribution, an elective early withdrawal, or upon a change in control. TSFG’s matching contributions, included in deferred compensation expense, totaled $25,000, $154,000, and $103,000 in 2009, 2008, and 2007, respectively.

TSFG common and/or preferred stock is an investment option for deferred compensation under TSFG’s Executive Deferred Compensation Plan for certain officers. The common and/or preferred stock purchased by TSFG for this deferred compensation plan is maintained in a rabbi trust (the “Trust”), on behalf of the participants. The assets of the Trust are subject to the claims of general creditors of TSFG. The deferred compensation obligation in the Trust is classified as a component of shareholders’ equity, and the common and/or preferred stock held by the Trust is classified as a reduction of shareholders’ equity. The obligations of TSFG under this investment option of the deferred compensation plan, and the shares held by the Trust, have no net effect on outstanding shares. Subsequent changes in the fair value of the common and preferred stock are not reflected in earnings or shareholders’ equity.

Index

Note 29. CEO Retirement

On September 2, 2008, the Board of Directors and Mack I. Whittle, the Company’s Chairman, President, and Chief Executive Officer, entered into a severance agreement pursuant to which Whittle would receive certain retirement benefits and retire on or before December 30, 2008 (at the Board’s election). Subsequently, the Executive Committee, on behalf of the Board, specified that Whittle’s retirement would be effective October 27, 2008. Those benefits included, among others, a lump sum cash payment of $4.1 million (subject to a six month delay pursuant to Section 409A of the Internal Revenue Code), vesting of all equity awards (see Note 27 – Share-Based Compensation), service credit under the SERP through age 65 which provides an annual retirement payment commencing at retirement date, vested benefits under other Company plans, continued welfare and fringe benefits for three years, and three years of continued life insurance coverage. The incremental expense related to these benefits was approximately $12 million, which was recognized in the second half of 2008.

Note 30. Related Party Transactions

At December 31, 2009 and 2008, TSFG had loans to TSFG directors, directors of its subsidiaries, executive officers, and associates of such persons totaling $16.8 million (which included $9.5 million of nonaccrual loans) and $19.5 million, respectively. All of these loans were made under normal credit terms and did not involve more than normal risk of collection at origination. At December 31, 2009, the aggregate dollar amount of unfunded loan commitments to the aforementioned directors, officers and their associates totaled $7.0 million. See Notes 8 and 21 for further details.

Note 31. Fair Value Disclosures

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

•
Level 2 – Valuations are based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. government agencies, agency mortgage-backed debt securities, private-label mortgage-backed debt securities, state and municipal bonds and certain derivative contracts.

•
Level 3 – Valuations include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. For example, this category includes certain derivative contracts for which independent pricing information is not available for a significant portion of the underlying assets.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a description of the valuation methodologies used for the major categories of financial assets and liabilities measured at fair value on a recurring basis.

Securities Available for Sale. Where quoted market prices are available in an active market, securities are valued at the last traded price by obtaining information from a number of live data sources including active market makers and inter-dealer brokers. These securities are classified as Level 1 within the valuation hierarchy and include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets. If quoted market prices are not available, fair values are estimated by using bid prices and quoted

Index

prices of pools or tranches of securities with similar characteristics. These types of securities are classified as Level 2 within the valuation hierarchy and generally include U.S. government agencies, agency mortgage-backed debt securities, private-label mortgage-backed debt securities, and state and municipal bonds. In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy.

Derivative Assets and Liabilities. TSFG measures the fair value of many of its derivatives using internal valuation models that use primarily market observable inputs, such as yield curves and option volatilities, and accordingly, those derivatives are classified as Level 2. When available, TSFG also obtains dealer quotations for these derivatives for comparative purposes to assess the reasonableness of the model valuations. Examples of Level 2 derivatives are basic interest rate swaps. Level 3 derivative instruments have primary risk characteristics that relate to unobservable pricing parameters. For purposes of potential valuation adjustments to its derivative positions, TSFG evaluates the credit risk of its counterparties as well as that of TSFG. Accordingly, TSFG has considered factors such as the likelihood of default by TSFG and its counterparties, its net exposures, and remaining contractual life, among other things, in determining fair value adjustments related to credit risk.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (in thousands) at December 31:

	2009
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$2,045	$2,045	$-	$-
U.S. Government agencies	79,707	76,696	3,011	-
Agency residential mortgage-backed securities	1,980,305	-	1,980,305	-
Private label residential mortgage-backed securities	8,504	-	8,504	-
State and municipals	23,158	-	22,858	300
Other investments	1,682	1,229	452	1
Total securities available for sale	2,095,401	79,970	2,015,130	301
Derivative assets	42,599	-	38,906	3,693
Total	$2,138,000	$79,970	$2,054,036	$3,994

Derivative liabilities	$23,040	$-	$22,675	$365

	2008
	Total	Level 1	Level 2	Level 3

Securities available for sale	$2,071,658	$155,938	$1,915,154	$566
Mortgage loans held for sale	14,681	-	14,681	-
Derivative assets	107,338	-	103,998	3,340
Total	$2,193,677	$155,938	$2,033,833	$3,906

Derivative liabilities	$52,570	$-	$48,820	$3,750

Index

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands) for the years ended December 31:

	2009		2008
		Net		Net
	Securities	Derivative	Securities	Derivative
	Available	Asset	Available	Asset
	For Sale	(Liability)	For Sale	(Liability)

Balance at beginning of period	$566	$(410)	$2,402	$370
Total net gains (losses) included in net loss	-	865	-	(829)
Purchases, sales, issuances and settlements, net	(265)	-	(1,836)	10
Transfers into Level 3, net	-	2,873	-	39
Balance at end of period	$301	$3,328	$566	$(410)

Net gains (losses) included in net loss relating to assets held at December 31	$-	$1,308	$-	$(829)

For 2009 and 2008, the net gains and losses in the table above were included in noninterest income.

Assets Measured at Fair Value on a Nonrecurring Basis

TSFG may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from write-downs of individual assets.

For financial assets measured at fair value on a nonrecurring basis in the years ended December 31, 2009 and 2008 that were still held in the balance sheet at year end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at year end (in thousands).

	Carrying value at year end				Total gains (losses)
	Total	Level 1	Level 2	Level 3	for the year ended
December 31, 2009
Loans held for investment	$242,405	$-	$-	$242,405	$(118,094)
Long-lived assets	56,125	-	56,125	-	(19,378)
Other real estate owned	91,059	-	-	91,059	(78,563)
Private equity investments	4,605	-	-	4,605	(3,710)
Auction rate preferred securities	5,174	-	-	5,174	(676)
					$(220,421)

December 31, 2008
Loans held for investment	$243,079	$-	$-	$243,079	$(106,183)
Loans held for sale	16,282	-	-	16,282	(20,056)
					$(126,239)

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

Index

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

Loans held for sale. Loans held for sale for which the fair value option has not been elected are measured at the lower of cost or fair value. If available, fair value is measured by the price that secondary market investors are offering for loans with similar characteristics. If quoted market prices are not available, TSFG may consider outstanding investor commitments, discounted cash flow analyses with market assumptions, or the fair value of the collateral if the loan is collateral dependent. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3 within the valuation hierarchy.

Long-lived assets. Nonrecurring fair value adjustments on long-lived assets (such as the campus facility discussed in Note 11) reflect impairment write-downs. Long-lived assets subjected to nonrecurring fair value adjustments may be classified as Level 2 or Level 3 depending on the inputs to the valuation. When appraisals are used to determine impairment and these appraisals require significant adjustments to market-based valuation inputs, or when the valuation applies an income approach based on unobservable cash flows to measure fair value, the related assets subjected to nonrecurring fair value adjustments are typically classified as Level 3 due to the fact that Level 3 inputs are significant to the fair value measurement.

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

Fair Value Option

Effective second quarter 2009, TSFG elected to discontinue its use of the fair value option on new production of mortgage loans held for sale. This change corresponds to TSFG’s decision to no longer sell mortgage loans on a pooled basis. For the year ended December 31, 2009, changes in fair value of these loans resulted in a net loss of $91,000, which was recorded in mortgage banking income. These changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

FASB ASC 825-10, Disclosures about Fair Value of Financial Instruments

FASB ASC 825-10, "Financial Instruments," requires disclosure of fair value information, whether or not recognized in the statement of financial position, when it is practical to estimate the fair value. The standard defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations, which require the exchange of cash, or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including TSFG's common stock, premises and equipment, accrued interest receivable and payable, and other assets and liabilities.

Index

The methodologies used to determine fair value for securities, derivative assets and liabilities, impaired loans held for investment, and loans held for sale for which the fair value option has not been elected are disclosed elsewhere in this footnote. Fair value approximates book value for cash and due from banks and interest-bearing bank balances due to the short-term nature of the instrument. Fair value for loans held for investment which are not impaired is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations reflect approximate current market rates offered for similar types of loans, adjustments that take into account the credit quality of the loan portfolio and the underlying collateral, and illiquidity in the market. Loan commitments and letters of credit, which are off-balance-sheet financial instruments, are short-term and typically based on current market rates; therefore, the fair values of these items are not included in the following table.

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

TSFG has used management's best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts, which could be realized, in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair values presented. The estimated fair values of TSFG's financial instruments (in thousands) at December 31 were as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$383,184	$383,184	$292,219	$292,219
Interest-bearing bank balances	124	124	166	166
Securities available for sale	2,095,401	2,095,401	2,071,658	2,071,658
Securities held to maturity	127,516	129,496	22,709	23,048
Net loans	8,036,243	7,213,252	9,975,949	9,494,197
Derivative assets	42,599	42,599	107,338	107,338

Financial Liabilities
Deposits	9,296,212	9,344,083	9,405,717	9,487,817
Short-term borrowings	322,702	322,545	1,626,374	1,626,025
Long-term debt	1,116,869	1,007,901	707,769	705,504
Derivative liabilities	23,040	23,040	52,570	52,570

Index

Note 32. Business Segments

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

The results for these segments are based on TSFG’s management reporting process, which assigns balance sheet and income statement items to each segment. Unlike financial reporting, there is no authoritative guidance for management reporting equivalent to generally accepted accounting principles. The Company uses an internal funding methodology to assign funding costs to assets and earnings credits to liabilities with an offset in “Other.” The management reporting process measures the performance of the defined segments based on TSFG’s management structure and is not necessarily comparable with similar information for other financial services companies or representative of results that would be achieved if the segments operated as stand-alone entities. If the management structure and/or allocation process change, allocations, transfers and assignments may change. Segment information (in thousands) is shown in the table below.

Index

	Carolina
	First	Mercantile	Other	Total
Year Ended December 31, 2009
Net interest income before inter-segment income (expense)	$175,448	$86,184	$69,900	$331,532
Inter-segment interest income (expense)	13,194	35,107	(48,301)	-
Net interest income	188,642	121,291	21,599	331,532
Provision for credit losses (1)	259,619	313,131	96,154	668,904
Noninterest income	53,214	22,432	42,387	118,033
Goodwill impairment	-	-	2,511	2,511
Other noninterest expenses - direct (2)	127,850	105,955	182,805	416,610
Contribution before allocation	(145,613)	(275,363)	(217,484)	(638,460)
Noninterest expenses - allocated (3)	89,333	50,245	(139,578)	-
Contribution before income taxes	$(234,946)	$(325,608)	$(77,906)	(638,460)
Income tax expense				37,794
Net loss				$(676,254)

December 31, 2009
Total assets	$5,360,888	$2,939,438	$3,594,656	$11,894,982
Total loans held for investment	5,078,731	2,910,947	396,449	8,386,127
Total deposits	4,164,396	3,133,156	1,998,660	9,296,212

Year Ended December 31, 2008
Net interest income before inter-segment income (expense)	$218,893	$133,080	$28,190	$380,163
Inter-segment interest income (expense)	(3,630)	(2,293)	5,923	-
Net interest income	215,263	130,787	34,113	380,163
Provision for credit losses	129,710	192,371	22,508	344,589
Noninterest income	58,666	28,447	34,854	121,967
Goodwill impairment	-	426,049	-	426,049
Other noninterest expenses - direct (2)	96,443	72,686	197,055	366,184
Contribution before allocation	47,776	(531,872)	(150,596)	(634,692)
Noninterest expenses - allocated (3)	90,212	60,437	(150,649)	-
Contribution before income taxes	$(42,436)	$(592,309)	$53	(634,692)
Income tax benefit				(87,574)
Net loss				$(547,118)

December 31, 2008
Total assets	$6,117,729	$3,629,680	$3,854,917	$13,602,326
Total loans held for investment	5,856,742	3,548,031	787,299	10,192,072
Total deposits	4,383,851	3,060,230	1,961,636	9,405,717

Year Ended December 31, 2007
Net interest income before inter-segment income (expense)	$262,667	$174,309	$(54,195)	$382,781
Inter-segment interest income (expense)	(29,904)	(18,921)	48,825	-
Net interest income	232,763	155,388	(5,370)	382,781
Provision for credit losses (1)	37,457	25,262	5,849	68,568
Noninterest income	54,462	27,855	31,395	113,712
Noninterest expenses - direct (2)	84,958	60,742	175,549	321,249
Contribution before allocation	164,810	97,239	(155,373)	106,676
Noninterest expenses - allocated (3)	71,694	45,309	(117,003)	-
Contribution before income taxes	$93,116	$51,930	$(38,370)	106,676
Income tax expense				33,400
Net income				$73,276

(1)
In 2009, TSFG began allocating provision expense to the segments using an expected loss methodology. Prior periods reflect a more general allocation. Provision expense included in “Other” includes the provision related to indirect auto, certain New Market Tax Credit loans, and the amount needed to account for differences in the consolidated allowance model and segment results that use an expected loss methodology.

(2)	Noninterest expenses – direct include the direct costs of the segment’s operations such as facilities, personnel, and other operating expenses.
(3)
Noninterest expenses – allocated include expenses not directly attributable to the segments, such as information services, operations, human resources, accounting, finance, treasury, and corporate incentive plans.

Index

Note 33. Parent Company Financial Information

The following is condensed financial information (dollars in thousands) of The South Financial Group (Parent Company only):

Condensed Balance Sheets
	December 31,
	2009	2008
Assets
Cash and due from banks	$3,488	$27,787
Interest-bearing bank balances	52,682	182,000
Investment in subsidiaries:
Bank subsidiaries	1,125,649	1,607,229
Nonbank subsidiaries	-	3,798
Total investment in subsidiaries	1,125,649	1,611,027
Receivable from subsidiaries	154	2,630
Other investments	1,680	2,023
Other assets	17,499	31,630
	$1,201,152	$1,857,097

Liabilities and Shareholders' Equity
Accrued expenses and other liabilities	$872	$11,311
Payables to subsidiaries	402	6,014
Borrowed funds	-	12,537
Subordinated debt	206,704	206,704
Shareholders' equity	993,174	1,620,531
	$1,201,152	$1,857,097

Condensed Statements of Income
	Years Ended December 31,
	2009	2008	2007
Income
Equity in undistributed net (loss) income of subsidiaries	$(655,123)	$(568,826)	$203
Dividend income from subsidiaries	-	27,405	75,886
(Loss) gain on equity investments	(3,655)	1,450	(68)
Interest income from subsidiaries	1,574	193	356
Other	3,008	4,338	6,261
	(654,196)	(535,440)	82,638
Expenses
Interest on borrowed funds	4,920	10,700	17,074
Loss on early extinguishment of debt	-	-	1,772
Other	3,656	4,596	(8,205)
	8,576	15,296	10,641
(Loss) income before taxes	(662,772)	(550,736)	71,997
Income tax expense (benefit)	13,482	(3,618)	(1,279)
Net (loss) income	$(676,254)	$(547,118)	$73,276

Index

Condensed Statements of Cash Flows
	Years Ended December 31,
	2009	2008	2007
Operating Activities
Net (loss) income	$(676,254)	$(547,118)	$73,276
Adjustments to reconcile net (loss) income to net cash (used for) provided by operations
Equity in undistributed net loss (income) of subsidiaries	655,123	568,826	(203)
Loss (gain) on equity investments	3,655	(1,450)	68
Loss on early extinguishment of debt	-	-	1,772
Decrease in other assets	12,126	15,284	17,917
Decrease in other liabilities	(246)	(357)	(16,279)
Net cash (used for) provided by operating activities	(5,596)	35,185	76,551

Investing Activities
(Investment in) distribution from subsidiaries	(181,326)	(385,113)	12
Proceeds from disposition of equity investments	-	1,993	8,235
Purchase of equity investments	-	-	(1,178)
Net cash (used for) provided by investing activities	(181,326)	(383,120)	7,069

Financing Activities
Decrease in borrowings	(12,537)	(18,291)	(2,003)
Issuance of subordinated debt	-	-	126,290
Payment of subordinated debt	-	-	(98,457)
Issuance of preferred stock and warrant, net	-	584,970	-
Cash dividends paid on common stock	(3,440)	(29,106)	(53,493)
Cash dividends paid on preferred stock	(29,609)	(11,920)	-
Issuance of common stock, net	79,725	-	-
Repurchase of common stock	-	-	(83,291)
Other, net	(834)	2,101	12,316
Net cash provided by (used for) financing activities	33,305	527,754	(98,638)
Net change in cash and cash equivalents	(153,617)	179,819	(15,018)
Cash and cash equivalents at beginning of year	209,787	29,968	44,986
Cash and cash equivalents at end of year	$56,170	$209,787	$29,968

Index

Note 34. Quarterly Financial Data (Unaudited)

The following provides quarterly financial data for 2009 and 2008 (dollars in thousands, except per share data).

2009 Quarterly Financial Data

	Three Months Ended
	December 31	September 30	June 30	March 31

Interest income	$127,548	$131,421	$142,035	$146,902
Interest expense	47,002	51,383	56,105	61,884
Net interest income	80,546	80,038	85,930	85,018
Provision for credit losses	170,761	224,179	131,337	142,627
Noninterest income	28,550	33,470	32,272	23,741
Noninterest expenses	103,163	89,529	136,188	90,241
Loss before income taxes	(164,828)	(200,200)	(149,323)	(124,109)
Income tax expense (benefit) (1)	23,843	123,304	(59,647)	(49,706)
Net loss	(188,671)	(323,504)	(89,676)	(74,403)
Preferred stock dividends and other	(5,221)	(17,251)	(21,809)	(16,408)
Net loss available to common shareholders	$(193,892)	$(340,755)	$(111,485)	$(90,811)

Loss per common share, basic	$(0.90)	$(1.95)	$(1.23)	$(1.10)
Loss per common share, diluted	$(0.90)	$(1.95)	$(1.23)	$(1.10)

2008 Quarterly Financial Data

	Three Months Ended
	December 31	September 30	June 30	March 31

Interest income	$168,225	$178,238	$181,192	$194,385
Interest expense	76,592	82,619	80,987	101,679
Net interest income	91,633	95,619	100,205	92,706
Provision for credit losses	122,926	84,608	63,763	73,292
Noninterest income	30,012	28,665	32,187	31,103
Noninterest expenses (2)	342,093	94,157	87,617	268,366
Loss before income taxes	(343,374)	(54,481)	(18,988)	(217,849)
Income tax benefit	(33,435)	(29,526)	(8,056)	(16,557)
Net loss	(309,939)	(24,955)	(10,932)	(201,292)
Preferred stock dividends and other	(9,424)	(6,257)	(5,840)	(137)
Net loss available to common shareholders	$(319,363)	$(31,212)	$(16,772)	$(201,429)

Loss per common share, basic	$(4.29)	$(0.43)	$(0.23)	$(2.78)
Loss per common share, diluted	$(4.29)	$(0.43)	$(0.23)	$(2.78)

(1)	Includes an increase to the deferred tax asset valuation allowance of $86.4 million and $200.1 million, respectively, during the quarters ended December 31, 2009 and September 30, 2009.
(2)	Includes goodwill impairment of $237.6 million and $188.4 million, respectively, during the quarters ended December 31, 2008 and March 31, 2008.

Index

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

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

Disclosure Controls and Procedures

(a)
At December 31, 2009, TSFG’s management, under the supervision and with the participation of TSFG’s Chief Executive Officer and Chief Financial Officer, evaluated its disclosure controls and procedures as currently in effect. Based on this evaluation, TSFG’s management concluded that as of December 31, 2009, TSFG’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by TSFG in the reports filed or submitted by it under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by TSFG in such reports was accumulated and communicated to TSFG’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
TSFG continually assesses the adequacy of its internal control over financial reporting and strives to enhance its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in TSFG’s internal control over financial reporting identified in connection with is assessment during the quarter ended December 31, 2009 or through the date of this Annual

Index

Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, TSFG’s internal control over financial reporting.

Item 9B.	Other Information

None.

Index

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See Executive Compensation Plan Data in the Registrants’ Proxy Statement relating to the 2010 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

See Election of Directors, Business Experience of Directors and Executive Officers, and Section 16(a) Beneficial Ownership Reporting Compliance in the Registrant's Proxy Statement relating to the 2010 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

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

See Director Compensation and Executive Compensation in TSFG's Proxy Statement relating to the 2010 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference. However, the information provided in the Proxy Statement under the heading “Compensation Committee Report” shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, subject to Regulation 14A or 14C, other than as provided in Item 402 of Regulation S-K, or subject to liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Security Ownership of Certain Beneficial Owners and Management in TSFG's Proxy Statement relating to the 2010 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See Certain Relationships and Related Transactions in TSFG's Proxy Statement relating to the 2010 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

See Audit Fees, Other Audit Committee Matters, and Ratification of Independent Registered Public Accounting Firm for 2010 in TSFG's Proxy Statement relating to the 2010 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Index

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements filed as part of this report:

The following items are included in Item 8 hereof:

Management’s Report on Internal Control over Financial Reporting
Report of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2009 and 2008
Consolidated Statements of Operations—Years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive (Loss) Income—Years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows—Years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

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

(a)(3)   Listing of Exhibits

Exhibit No.	Description of Exhibit	Location
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of TSFG’s Quarterly Report on Form 10-Q for the three months ended September 30, 2009
3.2	Bylaws of TSFG	Incorporated by reference to Exhibit 3.2 of TSFG's Quarterly Report on Form 10-Q for the three months ended June 30, 2009
4.1	Specimen TSFG Common Stock certificate	Incorporated by Reference to Exhibit 4.1 of TSFG's Registration Statement on Form S-1
4.2	Specimen certificate for shares of Preferred Stock, Series 2008D-V	Incorporated by Reference to Exhibit 4.3 of TSFG's Registration Statement on Form S-3 dated June 6, 2008
4.3	Specimen certificate for shares of Preferred Stock, Series 2008D-NV	Incorporated by Reference to Exhibit 4.4 of TSFG's Registration Statement on Form S-3 dated June 6, 2008
4.4	Specimen Certificate for the Series 2008-T Preferred Stock	Incorporated by reference to Exhibit 4.1 of TSFG's Current Report on Form 8-K dated December 5, 2008
4.5	Warrant for Purchase of Shares of Common Stock	Incorporated by reference to Exhibit 4.2 of TSFG’s Current Report on Form 8-K dated December 5, 2008
4.6	Amended and Restated Common Stock Dividend Reinvestment Plan	Incorporated by reference to the Prospectus in TSFG’s Registration Statement on Form S-3, Commission File No. 333-149820
10.1 *	TSFG Amended and Restated Restricted Stock Agreement Plan	Incorporated by reference to Exhibit 10.1 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2006 and Exhibit 10.4 to TSFG’s Current Report on Form 8-K dated August 14, 2007
10.2 *	TSFG Amended and Restated Stock Option Plan	Incorporated by reference to Exhibit 99.1 of TSFG’s Registration Statement on Form S-8, Commission File No. 333-158835

Index

Exhibit No.	Description of Exhibit	Location
10.3 *	TSFG Salary Reduction Plan	Incorporated by reference to Exhibit 28.1 of TSFG’s Registration Statement on Form S-8, Commission File No. 33-25424
10.4-a *	Noncompetition, Severance and Employment Agreement dated February 25, 2008 between TSFG and H. Lynn Harton	Incorporated by reference to Exhibit 10.20 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2007
10.4-b *	Retention Bonus Award Agreement dated September 18, 2008 between TSFG and H. Lynn Harton	Incorporated by reference to Exhibit 10.1 of TSFG’s Current Report on Form 8-K dated September 18, 2008
10.4-c *	Supplemental Executive Retirement Agreement between TSFG and H. Lynn Harton	Incorporated by reference to Exhibit 10.24 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2007
10.5-a *	Noncompetition, Severance and Employment Agreement dated February 25, 2008 between TSFG and James R. Gordon	Incorporated by reference to Exhibit 10.6 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2007
10.5-b *	Retention Bonus Award Agreement dated September 18, 2008 between TSFG and James R. Gordon	Incorporated by reference to Exhibit 10.1 of TSFG’s Current Report on Form 8-K dated September 18, 2008
10.5-c *	Supplemental Executive Retirement Agreement between TSFG and James R. Gordon	Incorporated by reference to Exhibit 99.2 of TSFG’s Current Report on Form 8-K dated March 20, 2007
10.6-a *	Noncompetition, Severance and Employment Agreement dated September 3, 2007 between TSFG and J. Ernesto Diaz	Filed herewith
10.6-b *	Supplemental Executive Retirement Agreement between TSFG and J. Ernesto Diaz	Filed herewith
10.7-a *	Noncompetition, Severance and Employment Agreement dated February 25, 2008 between TSFG and Christopher T. Holmes	Incorporated by reference to Exhibit 10.8-a of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2008
10.7-b *	Retention Bonus Award Agreement dated September 18, 2008 between TSFG and Christopher T. Holmes	Incorporated by reference to Exhibit 10.1 of TSFG’s Current Report on Form 8-K dated September 18, 2008
10.7-c *	Supplemental Executive Retirement Agreement between TSFG and Christopher T. Holmes	Incorporated by reference to Exhibit 10.8-c of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2008
10.8-a *	Noncompetition, Severance and Employment Agreement dated February 25, 2008 between TSFG and William P. Crawford, Jr.	Incorporated by reference to Exhibit 10.10-a of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2008
10.8-b *	Supplemental Executive Retirement Agreement between TSFG and William P. Crawford, Jr.	Incorporated by reference to Exhibit 10.10-b of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2008
10.9-a *	Noncompetition, Severance and Employment Agreement dated May 14, 2003 between TSFG and J.W. Davis	Filed herewith
10.9-b*	Consulting Agreement dated March 1, 2010 between Carolina First Bank and J.W. Davis	Filed herewith
10.10 *	TSFG Management Performance Incentive Plan (MPIP) (the short term bonus plan)	Incorporated by reference to Exhibit 10.2 of TSFG’s Current Report on Form 8-K dated August 14, 2007
10.11 *	Amended TSFG Long Term Incentive Plan	Incorporated by reference to Exhibit 99.1 of TSFG’s Registration Statement on Form S-8, Commission File No. 161130
10.12 *	Amended and Restated TSFG Employee Stock Purchase Plan	Incorporated by reference to Exhibit 99.1 of TSFG’s Registration Statement on Form S-8, Commission File No. 333-160959

Index

Exhibit No.	Description of Exhibit	Location
10.13 *	TSFG Directors Stock Option Plan	Incorporated by reference to Exhibit 99.1 from TSFG’s Registration Statement on Form S-8, Commission File No. 33-82668/82670
10.14 *	TSFG Amended and Restated Fortune 50 Plan	Incorporated by reference to the Prospectus in TSFG’s Registration Statement on Form S-8, Commission File No. 333-31948
10.15 *	TSFG Executive Deferred Compensation Plan	Incorporated by reference to Exhibit 10.3 of TSFG’s Current Report on Form 8-K dated December 10, 2008
10.16 *	Form of Grant for TSFG 2007-2009 Long-Term Incentive Plan – Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.1 of TSFG’s Current Report on Form 8-K dated August 14, 2007
10.17 *	Form of Grant for TSFG 2008-2010 Long-Term Incentive Plan – Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.21 of TSFG’s Annual Report on Form 10-K for the year ending December 31, 2008
10.18	Letter Agreement dated December 5, 2008 between TSFG and U.S. Department of Treasury	Incorporated by reference to Exhibit 10.1 of TSFG’s Current Report on Form 8-K dated December 5, 2008
10.19*	Form of Waiver, executed by each of Messrs. Harton, Gordon, Crawford, Davis, Diaz and Holmes	Filed herewith
10.20	Stipulation of Compromise and Settlement dated March 31, 2009	Incorporated by reference to Exhibit 99.1 of TSFG's Current Report on Form 8-K dated April 2, 2009
11.1	Statement of Computation of Earnings Per Share	Filed herewith as Note 26 of the Notes to Consolidated Financial Statements
21.1	Subsidiaries of TSFG	Filed herewith
22.1	Proxy Statement for the 2010 Annual Meeting of Shareholders	Future filing incorporated by reference pursuant to General Instruction G(3)
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
23.2	Opinion of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm	Included herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002	Filed herewith
99.1	Certification of Principal Executive Officer pursuant to the Emergency Economic Stability Act of 2008	Filed herewith
99.2	Certification of Principal Financial Officer pursuant to the Emergency Economic Stability Act of 2008	Filed herewith

*	This is a management contract or compensatory plan.

Copies of exhibits are available upon written request to the Corporate Secretary of The South Financial Group, Inc.

Type	Date Filed	Reporting Purpose

(c)	See Item 15(a)(3).

Index

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The South Financial Group, Inc.

Name	Title	Date

/s/H. Lynn Harton. H. Lynn Harton	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2010
/s/ James R. Gordon James R. Gordon	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2010
/s/ Christopher G. Speaks Christopher G. Speaks	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2010

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:
Name	Title	Date
/s/John C. B. Smith, Jr. John C. B. Smith, Jr.	Chairman and Director	March 16, 2010
/s/ William R. Timmons III William R. Timmons III	Vice-Chairman and Director	March 16, 2010
/s/ J. W. Davis J. W. Davis	Director	March 16, 2010
/s/ M. Dexter Hagy M. Dexter Hagy	Director	March 16, 2010
/s/H. Lynn Harton. H. Lynn Harton	Director	March 16, 2010
/s/ William S. Hummers III William S. Hummers III	Director	March 16, 2010
/s/ Challis M. Lowe Challis M. Lowe	Director	March 16, 2010
/s/ Jon W. Pritchett Jon W. Pritchett	Director	March 16, 2010
/s/ H. Earle Russell, Jr. H. Earle Russell, Jr.	Director	March 16, 2010
/s/ Edward J. Sebastian Edward J. Sebastian	Director	March 16, 2010
/s/ David C. Wakefield III David C. Wakefield III	Director	March 16, 2010