Form 10-Q
period 2010-03-31
SOUTH FINANCIAL GROUP INC
filed 2010-05-06
CIK 797871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____ to____

Commission file number 0-15083

The South Financial Group, Inc.
(Exact Name of Registrant as Specified in Its Charter)

South Carolina	57-0824914
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

102 South Main Street, Greenville, South Carolina	29601
(Address of Principal Executive Offices)	(Zip Code)

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

The number of outstanding shares of the issuer's $1.00 par value common stock as of May 3, 2010 was 215,670,558.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data) (Unaudited)

	March 31,		December 31,
	2010	2009	2009
Assets
Cash and due from banks	$156,568	$147,297	$190,346
Interest-bearing bank balances	1,059,598	5,429	192,962
Securities
Available for sale, at fair value	2,220,551	2,060,448	2,095,401
Held to maturity (fair value $101,715, $18,460, and $129,496, respectively)	99,452	18,039	127,516
Total securities	2,320,003	2,078,487	2,222,917
Loans held for sale (at March 31, 2009, includes $16,960 measured at fair value)	13,296	29,726	15,758
Loans held for investment	8,002,694	9,986,681	8,386,127
Less: Allowance for loan losses	(373,146)	(280,156)	(365,642)
Net loans held for investment	7,629,548	9,706,525	8,020,485
Bank-owned life insurance	301,498	295,855	302,830
Premises and equipment, net	257,499	285,580	261,523
Accrued interest receivable	37,538	42,927	37,304
Goodwill	214,118	224,161	214,118
Other intangible assets, net	14,698	20,568	15,707
Other assets	423,788	448,692	421,032
Total assets	$12,428,152	$13,285,247	$11,894,982

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing retail and commercial deposits	$1,109,153	$1,067,953	$1,124,404
Interest-bearing retail and commercial deposits	6,696,069	6,316,548	6,225,707
Total retail and commercial deposits	7,805,222	7,384,501	7,350,111
Brokered deposits	1,958,948	1,842,577	1,946,101
Total deposits	9,764,170	9,227,078	9,296,212
Short-term borrowings	300,647	1,342,088	322,702
Long-term debt	1,115,984	931,977	1,116,869
Accrued interest payable	44,942	74,032	36,658
Other liabilities	282,759	157,889	129,367
Total liabilities	11,508,502	11,733,064	10,901,808

Commitments and contingencies (Note 9)

Shareholders' equity
Preferred stock-no par value; authorized 10,000,000 shares; issued and outstanding 351,650, 537,026, and 351,650 shares, respectively	336,681	518,549	335,783
Common stock-par value $1 per share; authorized 325,000,000 shares; issued and outstanding 215,624,517, 84,781,160, and 215,455,541 shares, respectively	215,625	84,781	215,456
Surplus	1,345,397	1,182,423	1,344,984
Retained deficit	(1,016,090)	(291,199)	(934,598)
Accumulated other comprehensive income, net of deferred taxes	37,426	57,018	30,938
Other, net	611	611	611
Total shareholders' equity	919,650	1,552,183	993,174
Total liabilities and shareholders' equity	$12,428,152	$13,285,247	$11,894,982

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Interest Income
Interest and fees on loans	$98,860	$124,119
Interest and dividends on securities:
Taxable	17,486	20,548
Exempt from federal income taxes	232	2,234
Total interest and dividends on securities	17,718	22,782
Interest on interest-bearing bank balances and short-term investments	284	1
Total interest income	116,862	146,902
Interest Expense
Interest on deposits	37,684	54,843
Interest on short-term borrowings	229	1,146
Interest on long-term debt	5,424	5,895
Total interest expense	43,337	61,884
Net Interest Income	73,525	85,018
Provision for Credit Losses	95,123	142,627
Net interest income after provision for credit losses	(21,598)	(57,609)
Noninterest Income	21,132	23,741
Noninterest Expenses	83,653	90,241
Loss before income taxes	(84,119)	(124,109)
Income tax benefit	(3,525)	(49,706)
Net Loss	(80,594)	(74,403)
Preferred stock dividends	(4,337)	(9,088)
Deemed dividend resulting from accretion of discount	(898)	(844)
Deemed dividend resulting from induced conversion	-	(6,475)
Amounts allocated to participating security holders	-	(1)
Net Loss Available to Common Shareholders	$(85,829)	$(90,811)

Average Common Shares Outstanding, Basic	215,523	82,223
Average Common Shares Outstanding, Diluted	215,523	82,223
Loss Per Common Share, Basic	$(0.40)	$(1.10)
Loss Per Common Share, Diluted	(0.40)	(1.10)

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data) (Unaudited)

	Shares of Common Stock	Common Stock	Preferred Stock	Surplus	Retained Deficit and Other	Accumulated Other Comprehensive Income,Net	Total
Balance, December 31, 2008	74,643,649	$74,644	$566,379	$1,135,920	$(198,970)	$42,558	$1,620,531
Net loss	-	-	-	-	(74,403)	-	(74,403)
Other comprehensive income, net of income tax of $8,795	-	-	-	-	-	14,460	14,460
Comprehensive loss	-	-	-	-	-	-	(59,943)
Common dividends declared ($0.01 per share)	-	-	-	-	(849)	-	(849)
Preferred dividends declared	-	-	-	-	(9,088)	-	(9,088)
Accretion of discount on preferred stock	-	-	844	-	(844)	-	-
Common stock activity:
Conversion of preferred stock	9,988,306	9,988	(48,674)	45,161	(6,475)	-	-
Director compensation	74,706	75	-	55	-	-	130
Dividend reinvestment plan	30,193	30	-	35	-	-	65
Employee stock purchase plan	27,238	27	-	42	-	-	69
Restricted stock plan	17,718	18	-	516	-	-	534
Stock option expense	-	-	-	685	-	-	685
Other, net	(650)	(1)	-	9	41	-	49
Balance, March 31, 2009	84,781,160	$84,781	$518,549	$1,182,423	$(290,588)	$57,018	$1,552,183

Balance, December 31, 2009	215,455,541	$215,456	$335,783	$1,344,984	$(933,987)	$30,938	$993,174
Net loss	-	-	-	-	(80,594)	-	(80,594)
Other comprehensive income, net of income tax of $3,494	-	-	-	-	-	6,488	6,488
Comprehensive loss	-	-	-	-	-	-	(74,106)
Accretion of discount on preferred stock	-	-	898	-	(898)	-	-
Common stock activity:
Dividend reinvestment plan	41,414	41	-	(18)	-	-	23
Employee stock purchase plan	83,640	84	-	(33)	-	-	51
Restricted stock plan	43,922	44	-	166	-	-	210
Stock option expense	-	-	-	321	-	-	321
Other, net	-	-	-	(23)	-	-	(23)
Balance, March 31, 2010	215,624,517	$215,625	$336,681	$1,345,397	$(1,015,479)	$37,426	$919,650

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities
Net loss	$(80,594)	$(74,403)
Adjustments to reconcile net loss to net cash provided by operating activities
Provision for credit losses	95,123	142,627
Depreciation, amortization, and accretion, net	12,518	9,420
Write-downs/loss on other real estate owned	5,492	124
Share-based compensation expense	549	1,370
Loss on securities	389	2,954
Gain on sale of mortgage loans	(888)	(439)
Gain on certain derivative activities	(59)	(1,135)
(Gain) loss on disposition of premises and equipment	(5)	3
Loss on non-mortgage loans held for sale	-	1,838
Gain on early extinguishment of debt	-	(52)
Origination of loans held for sale	(51,054)	(73,539)
Sale of loans held for sale and principal repayments	55,891	75,716
Decrease (increase) in other assets	28,636	(47,851)
Decrease in other liabilities	(4,004)	(7,825)
Net cash provided by operating activities	61,994	28,808

Cash Flows from Investing Activities
Sale of securities available for sale	-	5,729
Maturity, redemption, call, or principal repayments of securities available for sale	126,144	92,948
Maturity, redemption, call, or principal repayments of securities held to maturity	26,937	4,665
Purchase of securities available for sale	(93,520)	(67,437)
Repayments of loans held for investment, net of originations	234,521	47,867
Sale of loans originally held for investment	24,334	9,783
Sale of other real estate owned	9,176	2,964
Sale of premises and equipment	234	5
Purchase of premises and equipment	(2,009)	(15,780)
Net cash provided by investing activities	325,817	80,744

Cash Flows from Financing Activities
Increase (decrease) in deposits, net	467,094	(178,525)
Decrease in short-term borrowings	(22,054)	(284,313)
Issuance of long-term debt	-	250,000
Payment of long-term debt	(44)	(26,413)
Cash dividends paid on common stock	-	(747)
Cash dividends paid on preferred stock	-	(9,341)
Other common stock activity	51	128
Net cash provided by (used for) financing activities	445,047	(249,211)
Net change in cash and cash equivalents	832,858	(139,659)
Cash and cash equivalents at beginning of year	383,308	292,385
Cash and cash equivalents at end of period	$1,216,166	$152,726

Supplemental Cash Flow Data
Interest paid, net of amounts capitalized	$35,237	$59,376
Income tax (refunds) payments, net	(1,641)	487
Significant non-cash investing and financing transactions:
Unrealized gain on available for sale securities	13,332	32,306
Purchase of available for sale securities settled subsequent to period-end	163,171	-
Loans transferred to other real estate owned	35,213	32,092
Loans transferred from held for investment to held for sale	27,678	10,710
Conversion of preferred stock into common stock	-	48,674

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 1 – General

The foregoing unaudited Consolidated Financial Statements and Notes are presented in accordance with the instructions for the Securities and Exchange Commission Quarterly Report on Form 10-Q. “TSFG” refers to The South Financial Group, Inc. and subsidiaries, except where the context requires otherwise. The information contained in the Consolidated Financial Statements included in TSFG's Annual Report on Form 10-K for the year ended December 31, 2009 should be referred to in connection with the reading of these unaudited interim Consolidated Financial Statements. The Consolidated Balance Sheet at December 31, 2009 is derived from TSFG’s Consolidated Audited Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature. TSFG has evaluated subsequent events for potential recognition and/or disclosure through the date the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were issued.

Nature of Operations

TSFG is a bank holding company headquartered in Greenville, South Carolina that offers a broad range of financial products and services, including banking, treasury management, investments, wealth management, and private banking services. TSFG’s banking subsidiary Carolina First Bank conducts banking operations in South Carolina and North Carolina (as Carolina First) and in Florida (as Mercantile). TSFG also owns several non-bank subsidiaries. At March 31, 2010, TSFG operated through 83 branch offices in South Carolina, 66 in Florida, and 27 in North Carolina. In South Carolina, the branches are primarily located in the state’s largest metropolitan areas. The Florida operations are principally concentrated in the Jacksonville, Orlando, Tampa Bay, Southeast Florida, and Gainesville areas. The North Carolina branches are primarily located in the Hendersonville and Asheville areas of western North Carolina and in the Wilmington area of eastern North Carolina.

Regulatory Matters

Effective April 30, 2010, Carolina First Bank’s Board of Directors entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the South Carolina State Board of Financial Institutions (the “Consent Order”). This Consent Order provides for various things, including (among other things) the following: (1) within 120 days of entering into the Consent Order, Carolina First Bank must increase its Tier 1 leverage ratio to 8% and its total risk-based capital ratio to 12%, (2) Carolina First Bank must prepare strategic, capital, liquidity and earnings plans and related projections within certain timetables set forth in the Consent Order and on an ongoing basis, (3) Carolina First Bank must provide plans and meet timeframes set forth in the Consent Order for reducing criticized assets, (4) Carolina First Bank is precluded from extending credit to classified borrowers absent express board approval and must ensure compliance with updated concentration limits implemented with respect to its loan portfolio, (5) Carolina First Bank is subject to certain limitations with respect to brokered deposits and the rates it can pay on certain customer deposits, (6) Carolina First Bank cannot make dividends or bonus payments without the consent of the FDIC and (7) Carolina First Bank must limit its growth to 10% per year unless the FDIC consents otherwise. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Consent Order. As a result of the Consent Order, the Bank is no longer deemed to be “well capitalized” although all ratios at March 31, 2010 exceeded well-capitalized thresholds.

Effective May 4, 2010, The South Financial Group, Inc. entered into a written agreement (the “Fed Agreement”) with the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Fed Agreement provides, among other things, that the holding company must serve as a source of strength to Carolina First Bank, and that except upon consent of the Federal Reserve, the holding company may not pay dividends to shareholders or receive dividends from Carolina First Bank, the holding company and its nonbank subsidiaries may not make payments on trust preferred securities or subordinated debt, and the holding company cannot incur, increase or guarantee debt or repurchase any capital securities. The Fed Agreement also requires that the holding company submit a capital plan which reflects sufficient capital and a cash flow plan, both of which must be acceptable to the Federal Reserve, and follow certain guidelines with respect to the appointment or change in responsibilities of senior officers. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Fed Agreement.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Going Concern Considerations

The Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. These Consolidated Financial Statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. Management continues to assess a number of factors including liquidity, capital, asset quality, and profitability that affect our ability to continue in operation.

Management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through (i) the conversion of certain debt and non-common equity instruments into common stock and/or cash; (ii) the issuance of additional equity through one or more public and/or private offerings; and/or (iii) a strategic sale of all or a portion of the Company. Additionally, TSFG is actively evaluating asset reductions and other balance sheet management strategies to ensure that the projected level of regulatory capital can support its balance sheet long-term.

Current market conditions for banking institutions, the overall uncertainty in financial markets, uncertainty around TSFG’s potential future credit losses, and the Company’s depressed stock price present significant challenges to the Company’s ability to issue additional equity in public or private offerings. An equity financing transaction that would result in capital in the amount being considered by TSFG would result in substantial dilution to the Company's current shareholders and could adversely affect the market price of the Company's common stock.

There can be no assurance as to whether these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, due to existing regulatory restrictions on cash payments between Carolina First Bank and TSFG, TSFG may be unable to discharge its liabilities in the normal course of business. There can be no assurance that TSFG will be successful in any efforts to raise additional capital during 2010. The pursuit of strategic transaction alternatives may also involve significant expenses and management time and attention.

Both the parent company and the banking subsidiary actively manage liquidity and cash flow needs. The parent company does not have any debt maturing during 2010 or 2011. TSFG has suspended its common and preferred dividends to shareholders. At March 31, 2010, the parent company had $26.2 million of cash and cash equivalents. During first quarter 2010, the parent company contributed $30 million to its subsidiary bank as a capital contribution.

Cash and cash equivalents at the banking subsidiary at March 31, 2010 were approximately $1.2 billion. Carolina First Bank has $134,000 of long-term debt maturing in the remaining nine months of 2010. Liquidity at the bank level is dependent upon the deposit franchise which funds 78.6% of the Company’s assets (or 62.8% excluding brokered CDs). During April 2010, the FDIC approved an interim final rule extending the Transaction Account Guarantee Program (“TAGP”), which provides full FDIC coverage for noninterest-bearing transaction deposit accounts and certain interest-bearing checking accounts, from June 30, 2010 to December 31, 2010 (and subject to extension for an additional one year as determined by the FDIC). Deposit balances which are not covered by FDIC insurance total approximately $804 million currently, and would increase to approximately $1.6 billion without the benefit of the FDIC’s TAGP. A significant portion of uninsured deposits are public fund deposits which are collateralized by investment securities. Loss of collateralized deposits in a liquidity crisis would be essentially liquidity-neutral to the extent released collateral could be sold or used to secure replacement wholesale funding. Thus, the primary deposit-related liquidity risk relates to balances which are neither insured nor collateralized, which total approximately $327 million currently, and would increase to approximately $810 million without the benefit of the TAGP. Public deposits which are currently insured but which would be uninsured and would therefore require collateralization without the benefit of the TAGP totaled approximately $301 million at March 31, 2010. Free securities of $1.2 billion would meet incremental collateral needs and, along with surplus cash, represent reserves to address liquidity needs in a crisis scenario. If a liquidity issue presents itself, deposit promotions would be expected to yield significant in-flows of cash, but could be limited based on limitations on maximum interest rates imposed on TSFG by the Consent Order.

As discussed above, effective April 30, 2010, Carolina First Bank entered into the Consent Order. If the Company is unable to raise the capital required or otherwise comply with the terms of the Consent Order, further regulatory actions could be taken, and its ability to operate as a going concern could be negatively impacted. Furthermore, because such consent orders are public, there could be an adverse customer or market reaction to the announcement of the Consent Order.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Based on current and expected liquidity needs and sources, management expects TSFG to be able to meet its obligations at least through March 31, 2011. If unanticipated market factors emerge, or if the Company is unable to raise additional capital, successfully execute its plans, or comply with the Consent Order, its banking regulators could take further action, which could include actions (including the implementation of a receivership) that may have a material adverse effect on the Company’s business, results of operations and financial position.

Accounting Estimates and Assumptions

The preparation of the Consolidated Financial Statements and accompanying notes requires management of TSFG to make a number of estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the period. Actual results could differ significantly from these estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and reserve for unfunded lending commitments, the effectiveness of derivative and other hedging activities, the fair value of certain financial instruments (securities, derivatives, privately held investments, and, for purposes of goodwill impairment evaluation, loans), income tax assets or liabilities (including deferred tax assets and any related valuation allowance), share-based compensation, and accounting for acquisitions, including the fair value determinations, the analysis of goodwill impairment and the analysis of valuation allowances in the initial accounting of loans acquired. To a lesser extent, significant estimates are also associated with the determination of contingent liabilities, discretionary compensation, and other employee benefit agreements.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of The South Financial Group, Inc. and all other entities in which it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2010 presentation with no impact on shareholders’ equity or net loss as previously reported. In particular, beginning first quarter 2010, TSFG reclassified interest-bearing balances held at the Federal Reserve from cash and due from banks to interest-bearing bank balances. Amounts for prior periods (including $192.8 million at December 31, 2009 and $5.4 million at March 31, 2009) have been reclassified to conform to the current presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing bank balances, and federal funds sold. Generally, both cash and cash equivalents have maturities of three months or less, and accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value. At March 31, 2010, interest-bearing cash balances held at the Federal Reserve totaled $1.1 billion and are included in interest-bearing bank balances.

Loans Held for Sale

Loans held for sale include loans originated and intended for sale in the secondary market, primarily residential mortgage loans and the guaranteed portion of Small Business Administration (“SBA”) loans, as well as other loans that management has an active plan to sell. Loans held for sale are carried at the lower of cost or estimated fair value, generally on an individual asset basis for commercial and mortgage loans, and on an aggregate basis for other consumer loans. Prior to sale, decreases in fair value and subsequent recoveries in fair value up to the cost basis are included in noninterest income or expense. Gains or losses on sales of loans are recognized in noninterest income or expense at the time the transfer qualifies as a sale and are determined by the difference between net sales proceeds and the carrying value of the loans sold. Transactions that constitute a legal sale of a portion of the loan but do not qualify to be accounted for as a loan sale are recorded as secured borrowings.

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

Recently Adopted Accounting Pronouncements

Accounting for Transfers of Financial Assets

Accounting Standards Update 2009-16 (“ASU 2009-16”), “Accounting for Transfers of Financial Assets,” amends Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing,” primarily to (1) eliminate the concept of a qualifying special-purpose entity, (2) limit the circumstances under which a financial asset (or portion thereof) should be derecognized when the entire financial asset has not been transferred to a non-consolidated entity, and (3) require additional information to be disclosed concerning a transferor's continuing involvement with transferred financial assets. TSFG adopted this standard effective January 1, 2010 with no significant impact on its Consolidated Financial Statements. However, this guidance could have a significant impact on the accounting for future transfers, if any.

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 2 – Noninterest Income and Noninterest Expense

The following presents the details for noninterest income and noninterest expense (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Noninterest Income
Service charges on deposit accounts	$9,223	$9,268
Debit card income, net	2,216	1,925
Customer service fee income	1,126	1,209
Total customer fee income	12,565	12,402

Insurance income	1,876	2,457
Retail investment services, net	1,587	2,010
Trust and investment management income	1,102	1,465
Benefits administration fees	-	642
Total wealth management income	4,565	6,574

Bank-owned life insurance income	2,444	2,502
Mortgage banking income	1,289	1,205
Gain on certain derivative activities	59	1,135
Loss on securities	(389)	(2,954)
Merchant processing income, net	-	610
Other	599	2,267
Total noninterest income	$21,132	$23,741

Noninterest Expenses
Salaries and wages	$29,836	$35,191
Employee benefits	4,512	8,923
Severance related benefits	878	-
Total salaries and wages and employee benefits	35,226	44,114

Occupancy	9,700	9,436
Regulatory assessments	7,150	4,655
Furniture and equipment	6,606	6,945
Write-downs/loss on other real estate owned	5,492	124
Professional services	5,329	4,507
Project NOW expense	-	1,298
Loan collection and foreclosed asset expense	4,692	4,891
Telecommunications	1,536	1,526
Advertising and business development	1,169	1,281
Amortization of intangibles	1,009	1,291
Loss on non-mortgage loans held for sale	-	1,838
Loss on repurchase of auction rate securities	-	676
Other	5,744	7,659
Total noninterest expenses	$83,653	$90,241

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 3 – Accumulated Other Comprehensive Income

The following summarizes accumulated other comprehensive income, net of tax (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net Unrealized Gains on Securities Available for Sale
Balance at beginning of period	$18,487	$6,890
Other comprehensive income:
Unrealized holding gains arising during the period	13,332	32,301
Income tax expense	(4,666)	(11,961)
Less: Reclassification adjustment for losses included in net income	-	5
Income tax benefit	-	(2)
	8,666	20,343
Balance at end of period	27,153	27,233

Net Unrealized Gains on Cash Flow Hedges
Balance at beginning of period	12,451	35,668
Other comprehensive loss:
Unrealized gain on change in fair values	1,658	3,888
Income tax expense	(581)	(1,361)
Less: Reclassification adjustment for gains included in net income	(5,008)	(12,939)
Income tax expense	1,753	4,529
	(2,178)	(5,883)
Balance at end of period	10,273	29,785
	$37,426	$57,018

Total other comprehensive income	$6,488	$14,460
Net loss	(80,594)	(74,403)
Comprehensive loss	$(74,106)	$(59,943)

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Securities

The aggregate amortized cost and estimated fair value of securities available for sale and securities held to maturity (in thousands) were as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. Treasury	$2,064	$-	$9	$2,055
U.S. Government agencies	284,233	2,127	8	286,352
Agency residential mortgage-backed securities	1,879,062	42,315	2,463	1,918,914
Private label residential mortgage-backed securities	7,802	68	242	7,628
State and municipals	3,653	4	-	3,657
Other investments	1,963	150	168	1,945
	$2,178,777	$44,664	$2,890	$2,220,551

Securities Held to Maturity
State and municipals	$13,654	$332	$8	$13,978
Agency residential mortgage-backed securities	85,698	1,939	-	87,637
Other investments	100	-	-	100
	$99,452	$2,271	$8	$101,715

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. Treasury	$2,069	$-	$24	$2,045
U.S. Government agencies	78,696	1,011	-	79,707
Agency residential mortgage-backed securities	1,952,386	34,984	7,065	1,980,305
Private label residential mortgage-backed securities	8,757	12	265	8,504
State and municipals	23,086	76	4	23,158
Other investments	1,964	24	306	1,682
	$2,066,958	$36,107	$7,664	$2,095,401

Securities Held to Maturity
State and municipals	$16,217	$411	$9	$16,619
Agency residential mortgage-backed securities	111,199	1,578	-	112,777
Other investments	100	-	-	100
	$127,516	$1,989	$9	$129,496

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

The amortized cost and estimated fair value of securities available for sale and securities held to maturity (in thousands) at March 31, 2010, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The estimated fair value of securities was determined using quoted market prices.

	March 31, 2010
	Amortized Cost	Estimated Fair Value
Securities Available for Sale
Due in one year or less	$24,610	$25,075
Due after one year through five years	1,442,024	1,459,859
Due after five years through ten years	244,490	251,663
Due after ten years	465,691	482,011
No contractual maturity	1,962	1,943
	$2,178,777	$2,220,551

Securities Held to Maturity
Due in one year or less	$3,889	$3,920
Due after one year through five years	94,829	97,066
Due after five years through ten years	734	729
	$99,452	$101,715

Proceeds from sales of securities available for sale, gross realized gains and losses on sales, and maturities and other securities transactions (in thousands) are summarized as follows. The net gains or losses are shown in noninterest income as gain/loss on securities.

	Three Months Ended
	March 31,
	2010	2009
Proceeds from sales of securities available for sale	$-	$5,729

Sales transactions of securities available for sale:
Gross realized losses	$-	$(5)
Other securities transactions (investments included in other assets):
Gross realized gains	71	-
Other-than-temporary impairment	(460)	(2,949)
Net loss on securities	$(389)	$(2,954)

Securities with estimated fair values of $1.3 billion and $1.1 billion at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes. The amortized cost totaled approximately $1.2 billion and $1.1 billion for these same periods.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in an unrealized loss position, were as follows (in thousands):

	March 31, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale
U.S. Treasury	$2,055	$9	$-	$-	$2,055	$9
U.S. Government agencies	42,413	8	-	-	42,413	8
Agency residential mortgage-backed securities	203,184	2,463	-	-	203,184	2,463
Private label residential mortgage-backed securities	-	-	2,394	242	2,394	242
Other investments	364	89	975	79	1,339	168
	$248,016	$2,569	$3,369	$321	$251,385	$2,890

Securities Held to Maturity
State and municipals	$1,059	$5	$506	$3	$1,565	$8

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale
U.S. Treasury	$2,045	$24	$-	$-	$2,045	$24
Agency residential mortgage-backed securities	758,427	7,053	2,572	12	760,999	7,065
Private label residential mortgage-backed securities	-	-	2,392	265	2,392	265
State and municipals	-	-	648	4	648	4
Other investments	399	116	830	190	1,229	306
	$760,871	$7,193	$6,442	$471	$767,313	$7,664

Securities Held to Maturity
State and municipals	$1,237	$9	$-	$-	$1,237	$9

At March 31, 2010, TSFG had 24 individual investments that were in an unrealized loss position. The unrealized losses summarized above, except for other investments, were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The majority of these securities are government or agency securities and, therefore, pose minimal credit risk and TSFG’s private label mortgage-backed securities are AAA-rated. TSFG does not intend to sell these securities and it is not more likely than not that it will be required to sell the securities before recovery of the amortized cost basis. Therefore, at March 31, 2010, these investments are not considered impaired on an other-than-temporary basis.

At March 31, 2010, the securities included in other investments were not considered impaired on an other-than-temporary basis based on either the short duration of the unrealized loss, or, to the extent that an investment has been in an unrealized loss position for more than a year, improving trends in fair value.

TSFG also invests in limited partnerships, limited liability companies (LLC's) and other privately held companies. These investments are included in other assets. In first quarter 2010 and 2009, TSFG recorded $460,000 and $2.9 million, respectively, in other-than-temporary impairment on these investments. At March 31, 2010, TSFG's investment in these entities totaled $14.1 million, of which $7.1 million were accounted for under the cost method and $7.0 million were accounted for under the equity method.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 5 – Loans

The following is a summary of loans by category (in thousands):

	March 31, 2010	December 31, 2009
Commercial Loans
Commercial and industrial	$1,924,014	$2,080,329
Commercial owner - occupied real estate	1,280,010	1,271,525
Commercial real estate	3,321,544	3,501,809
	6,525,568	6,853,663
Consumer Loans
Indirect - sales finance	202,504	230,426
Consumer lot loans	132,307	144,315
Direct retail	79,617	83,460
Home equity	783,868	787,645
	1,198,296	1,245,846

Mortgage Loans	278,830	286,618
Total loans held for investment	8,002,694	8,386,127
Loans held for sale	13,296	15,758
Total loans	$8,015,990	$8,401,885

Included in the above:
Nonaccrual loans held for investment	$374,156	$399,046
Loans past due 90 days still accruing interest	3,442	10,465

During the three months ended March 31, 2010, TSFG transferred (and sold) $27.7 million of loans from the held for investment portfolio to the held for sale portfolio. In connection with the sales, TSFG charged-off $3.3 million against the allowance for loan losses prior to transferring them to loans held for sale.

Loans are considered to be impaired when, in management’s judgment and based on current information, the full collection of principal and interest becomes doubtful. A loan is also considered impaired if its terms are modified in a troubled debt restructure. At March 31, 2010, TSFG did not have any material commitments to lend additional money to borrowers whose loans had been restructured in a troubled debt restructure. The following table summarizes information on impaired loans (in thousands):

	At and For the Three Months Ended	At and For the Year Ended
	March 31, 2010	December 31, 2009
Impaired loans with specific allowance	$193,420	$197,576
Impaired loans with no specific allowance	193,296	194,763
Total impaired loans	$386,716	$392,339

Related allowance	$37,675	$37,656
Interest income recognized	449	1,484
Foregone interest	5,676	15,527

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 6 – Allowance for Credit Losses

The allowance for loan losses, reserve for unfunded lending commitments, and allowance for credit losses are presented below (in thousands):

	At and For the Three Months Ended March 31,		At and For the Year Ended December 31,
	2010	2009	2009
Allowance for loan losses
Balance at beginning of period	$365,642	$247,086	$247,086
Allowance adjustment for loans sold	-	-	(4,471)
Provision for loan losses	95,260	142,146	664,208
Loans charged-off	(93,619)	(110,443)	(556,585)
Recoveries of loans previously charged off	5,863	1,367	15,404
Balance at end of period	$373,146	$280,156	$365,642

Reserve for unfunded lending commitments
Balance at beginning of year	$7,484	$2,788	$2,788
Provision for unfunded lending commitments	(137)	481	4,696
Balance at end of period	$7,347	$3,269	$7,484

Allowance for credit losses
Balance at beginning of year	$373,126	$249,874	$249,874
Allowance adjustment for loans sold	-	-	(4,471)
Provision for credit losses	95,123	142,627	668,904
Loans charged-off	(93,619)	(110,443)	(556,585)
Recoveries of loans previously charged off	5,863	1,367	15,404
Balance at end of period	$380,493	$283,425	$373,126

Note 7 – Other Real Estate Owned

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

	Three Months Ended
	March 31,
	2010	2009
Balance at beginning of period	$122,086	$44,668
Loans transferred in	35,213	32,092
Proceeds from sales	(9,176)	(2,964)
Loss on sales	(944)	(124)
Write-downs	(4,548)	-
Balance at end of period	$142,631	$73,672

Note 8 – Derivative Financial Instruments and Hedging Activities

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

	March 31, 2010			December 31, 2009
	Fair Value		Notional	Fair Value		Notional
	Asset	Liability	Amount	Asset	Liability	Amount
Derivatives designated as hedging instruments under GAAP:
Cash flow hedges
Interest rate swaps associated with lending activities	$1,504	$-	$350,000	$14,339	$-	$780,000

Fair value hedges
Interest rate swaps associated with brokered CDs	439	16	24,539	1,895	48	54,185
Total derivatives designated as hedging instruments under GAAP	$1,943	$16	$374,539	$16,234	$48	$834,185

Derivatives not designated as hedging instruments under GAAP:
Interest rate swaps	$4,181	$1,437	$313,471	$279	$480	$119,755
Forward foreign currency contracts	295	295	11,493	12	12	13,331
Customer swap contracts	26,939	23,382	827,138	25,658	22,067	850,680
Options, mortgage contracts and other	250	266	107,768	416	433	111,328
Total derivatives not designated as hedging instruments under GAAP	$31,665	$25,380	$1,259,870	$26,365	$22,992	$1,095,094

Total derivatives	$33,608	$25,396	$1,634,409	$42,599	$23,040	$1,929,279

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2010 and 2009, such derivatives were used to hedge the variable cash inflows associated with existing pools of prime and LIBOR-based loan assets. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For first quarter 2010, no hedge ineffectiveness was recognized. For first quarter 2009, the Company recognized a loss of $174,000 for hedge ineffectiveness attributable to a mismatch between the swap notional and the aggregate principal amount of the designated loan pools. In addition, certain swaps failed to qualify for hedge accounting due to this mismatch; accordingly, the change in fair value of these swaps during the three months ended March 31, 2009 of $221,000, was recognized directly in earnings as a loss and was included in the sections entitled “Derivatives Not Designated as Hedging Instruments” throughout this footnote.

Certain of these swaps with a notional amount of $265.0 million were terminated or de-designated in first quarter 2010, which locked in a gain of approximately $12 million that will be amortized to the statement of operations

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

as the hedged cash flows impact earnings. During the three months ended March 31, 2010 and 2009, the Company accelerated the reclassification of an unrealized gain in accumulated other comprehensive income of $127,000 and $832,000, respectively, to earnings as a result of the hedged forecasted transactions becoming probable not to occur. During the next twelve months, the Company estimates that $10.7 million will be reclassified as an increase to interest income. With respect to cash flow hedges, forecasted transactions are being hedged through 2012.

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

For derivatives that are designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. For the three months ended March 31, 2010 and 2009, the Company recognized a loss of $5,000 and a gain of $594,000, respectively, related to hedge ineffectiveness and amounts excluded from effectiveness testing. The net impact of the Company’s fair value hedges to interest expense for the three months ended March 31, 2010 and 2009, which includes net settlements on the derivatives and any amortization of the basis adjustment on the hedged items, was a reduction to interest expense of $509,000 and $1.2 million, respectively.

Non-designated Hedges

Derivatives not designated as hedges are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements under GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in noninterest income.

Additionally, TSFG offers programs that permit its customers to hedge various risks, including fluctuations in interest rates and foreign exchange rates. Customer contracts are frequently interest rate swaps in conjunction with floating rate loans to achieve fixed rate financing and foreign exchange forward contracts to manage currency risk associated with non-dollar denominated transactions. Through these programs, derivative contracts are executed between the customers and TSFG. In most cases, offsetting contracts are executed between TSFG and selected third parties to hedge market risk created through the customer contracts. The interest rates on the third party contracts are identical to the interest rates on the customer contracts, and thus, the change in fair value of the customer contracts will generally be offset by the change in fair value of the related third-party contracts, with the exception of any credit valuation adjustments that may be recorded. However, during 2009 certain counterparties terminated their third-party contracts as a result of TSFG’s rating downgrades, and TSFG did not replace a portion of the terminated contracts. As a result, certain customer contracts are no longer offset by third-party hedges. At March 31, 2010, the total fair value of TSFG’s interest rate swaps with customers was an asset of $26.9 million, net of a $3.0 million established reserve for credit losses, and a liability of $152,000. During first quarter 2010, TSFG recorded credit losses of $2.1 million on its customer swaps.

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Effect of Derivative Instruments on the Consolidated Statements of Operations

The effect of derivative instruments on the consolidated statements of operations is presented in the tables below (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps associated with lending activities:
Amount of gain recognized in OCI	$1,658	$3,666
Amount of gain reclassified from accumulated OCI to interest income (effective portion)	4,881	9,919
Amount of gain reclassified from accumulated OCI to gain/loss on certain derivative activities (effective portion)	127	944
Amount of loss recognized in gain/loss on certain derivative activities (ineffective portion and amount excluded from effectiveness testing)	-	(174)
Interest rate floor associated with lending activities:
Amount of gain recognized in OCI	-	222
Amount of gain reclassified from accumulated OCI to interest income (effective portion)	-	2,250

	Three Months Ended
	March 31,
	2010	2009
Derivatives in Fair Value Hedging Relationships
Interest rate swaps associated with brokered CDs:
Amount of gain (loss) recognized in gain on certain derivative activities on derivative	$64	$1,210
Amount of gain (loss) recognized in gain on certain derivative activities on hedged item	(69)	(616)

		Amount of Gain (Loss)Recognized in Income on Derivative
Derivatives Not Designated as Hedging	Location of Gain (Loss)Recognized in Income on	Three Months Ended March 31,
Instruments	Derivative	2010	2009
Interest rate swaps	Gain (loss) on certain derivative activities	$(61)	$(221)
Interest rate swaps	Other noninterest income	(633)	-
Customer swaps	Other noninterest income	(683)	574
Mortgage contracts	Mortgage banking income	4	49
Other contracts	Gain (loss) on certain derivative activities	(2)	(8)
		$(1,375)	$394

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

As of March 31, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $20.3 million. As of March 31, 2010, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $37.4 million. Since the Company was in violation of certain debt rating provisions at March 31, 2010, it could have been required to settle its obligations under the agreements at the termination value ($20.3 million) and could have been required to post additional collateral with the respective counterparty (up to $2.0 million).

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

In February 2009, Carolina First Bank was named as a defendant in a complaint filed in the In re Louis J. Pearlman bankruptcy pending in the United States Bankruptcy Court, Middle District of Florida, Orlando Division. The complaint seeks, among other things, to avoid certain fraudulent transfers Carolina First Bank allegedly received in connection with repayment of a loan and alleges approximately $24 million in compensatory damages, plus punitive damages. TSFG is vigorously defending the allegations and has filed an answer denying liability and asserting affirmative defenses. The case is currently in the pre-trial discovery stage. In April 2009, Bank of America, Fifth Third Bank, Carolina First Bank, Sun Trust Bank, and Dun & Bradstreet, Inc. were named as defendants in a complaint captioned Elizabeth Groom, et. al v. Bank of America, et. al, which is pending in the United States District Court for the Middle District of Florida. The Groom complaint seeks unspecified damages relating to individual investor losses resulting from a “Ponzi scheme” allegedly orchestrated by Louis J. Pearlman over a period spanning several decades. TSFG intends to vigorously defend the allegations and has moved to dismiss the complaint, or in the alternative, for a more definite statement. The case is currently stayed pending the outcome of related litigation pending in the United States District Court in New York, in which TSFG is not a party. In August 2009, Carolina First Bank was named as a defendant in a complaint filed in federal court in Minnesota by American Bank of St. Paul. The complaint, as amended, seeks compensatory damages of $36 million, plus punitive damages. American Bank of St. Paul alleges that it is the servicing bank for itself and twenty-six participant banks regarding a loan made to Pearlman/related entities which paid off a Carolina First Bank loan. TSFG is vigorously defending the allegations and has filed an answer denying liability and asserting affirmative defenses. The case is currently in the pre-trial discovery stage.

While the Company believes it has meritorious defenses against these three suits, the ultimate resolution of these matters could result in a loss in excess of the amount accrued. An adverse resolution of these matters could be material to TSFG’s financial position and/or results of operations.

Recourse Reserve

As part of its 2004 acquisition of Florida Banks, Inc. (“Florida Banks”), TSFG acquired a recourse reserve associated with loans previously sold from Florida Banks’ wholesale mortgage operation. This recourse requires the repurchase of loans at par plus accrued interest from the buyer, upon the occurrence of certain events. At March 31, 2010, the estimated recourse reserve liability, included in other liabilities, totaled $6.0 million. TSFG will continue to evaluate the reserve level and may make adjustments through earnings as more information becomes known. There can be no guarantee that any liability or cost arising out of this matter will not exceed any established reserves.

Dividend Arrearage on Preferred Securities

During first quarter 2010, TSFG suspended dividend payments on its preferred stock and all remaining outstanding equity and capital instruments. (This suspension of dividends does not constitute a default under the

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

applicable documents governing such instruments.) As a result, the Company is in arrears in the payment of dividends with respect to the Series 2008-T Preferred Stock, trust preferred securities, and REIT preferred securities, all of which are cumulative preferred securities. The Company has also suspended the quarterly dividends (which total $116,000) on its Series 2008D-V and Series 2008D-NV Preferred Stock, although such dividends are non-cumulative.

The trust preferred securities are issued by statutory business trusts which are not consolidated by TSFG. However, the sole assets of the Trusts are subordinated notes (the “Notes”) of TSFG, which are included in long-term debt on the Consolidated Balance Sheet. TSFG’s deferral of interest payments on these Notes effectively defers payment of dividends on the trust preferred securities. The REIT preferred securities are also included in long-term debt on the Consolidated Balance Sheet.

As of March 31, 2010, the arrearage with respect to the Series 2008-T Preferred Stock, trust preferred securities, and REIT preferred securities held by third parties was $4.3 million, $661,000, and $785,000, respectively, or $5.8 million in the aggregate.

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

	Outstanding Commitments
	March 31, 2010	December 31, 2009
Loan commitments:
Commercial, industrial, and other	$1,020,033	$1,085,129
Commercial owner-occupied and commercial real estate	100,535	119,928
Home equity loans	414,629	423,151
Total loan commitments	1,535,197	1,628,208
Standby letters of credit	205,136	199,237
Documentary letters of credit	2,454	2,066
Unused business credit card lines	30,874	31,746
Total	$1,773,661	$1,861,257

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 10 – Preferred Stock

The following is a summary of TSFG’s preferred stock by series:

	March 31, 2010		December 31, 2009
	Number of Shares	Carrying Value ($000s)	Number of Shares	Carrying Value ($000s)
Series 2008D-V	1,048	$1,048	1,048	$1,048
Series 2008D-NV	3,602	3,602	3,602	3,602
Mandatorily convertible preferred stock	4,650	4,650	4,650	4,650
Series 2008-T	347,000	347,000	347,000	347,000
Less discount originally attributable to the Warrant issued to the Treasury Department, net of accretion	-	(14,969)	-	(15,867)
Series 2008-T, net	347,000	332,031	347,000	331,133
Total preferred stock	351,650	$336,681	351,650	$335,783

Note 11 – Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require TSFG and Carolina First Bank to maintain minimum amounts and ratios (set forth in the following table) of total and tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets (as defined). Management believes, as of March 31, 2010, that TSFG and Carolina First Bank met all capital adequacy requirements. However, as long as Carolina First Bank is subject to the Consent Order, it will not be deemed to be well capitalized even if it maintains the minimum capital ratios to be well capitalized.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

The following table presents TSFG's and Carolina First Bank's actual capital amounts and ratios, as well as the minimum calculated amounts for each regulatory-defined category (dollars in thousands):

			Minimum Requirements
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
TSFG
Tier 1 capital	$865,438	$948,762	$363,614	$382,008	n/a	n/a
Total risk-based capital	984,564	1,073,472	727,228	764,015	n/a	n/a
Tier 1 capital ratio	9.52%	9.93%	4.00%	4.00%	n/a	n/a
Total risk-based capital ratio	10.83	11.24	8.00	8.00	n/a	n/a
Leverage ratio	7.41	7.91	4.00	4.00	n/a	n/a

Carolina First Bank
Tier 1 capital	$802,204	$854,808	$362,785	$381,423	$544,177	$572,134
Total risk-based capital	947,373	1,005,638	725,570	762,846	906,962	953,557
Tier 1 capital ratio	8.85%	8.96%	4.00%	4.00%	6.00%	6.00
Total risk-based capital ratio	10.45	10.55	8.00	8.00	10.00	10.00
Leverage ratio	6.87	7.13	4.00	4.00	5.00	5.00

(1)
Minimum capital amounts and ratios are the amounts to be well capitalized under the various regulatory capital requirements administered by the federal banking agencies. On April 30, 2010, Carolina First Bank became subject to a regulatory Consent Order with the FDIC which requires that, within 120 days of the agreement, Carolina First Bank must increase its Tier 1 leverage ratio to 8% and its total risk-based capital ratio to 12%. Regardless of the Bank’s capital ratios, it cannot be classified as “well capitalized” while it is operating under the Consent Order.

Note 12 – Average Share Information

The following is a summary of the basic and diluted average common shares outstanding and loss per share calculations (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2010	2009
Net loss available to common shareholders (numerator)	$(85,829)	$(90,811)
Basic
Average common shares outstanding (denominator)	215,522,634	82,223,190
Loss per share	$(0.40)	$(1.10)
Diluted
Average common shares outstanding	215,522,634	82,223,190
Average dilutive potential common shares	-	-
Average diluted shares outstanding (denominator)	215,522,634	82,223,190
Loss per share	$(0.40)	$(1.10)

For the three months ended March 31, 2010 and 2009, options to purchase an additional 3.3 million and 4.6 million shares, respectively, of common stock were outstanding but were not included in the computation of diluted earnings per share because either their inclusion would have had an antidilutive effect or the exercise price of the option was greater than the average market price of the common shares. Also excluded from the computation of diluted earnings per share for the three months ended March 31, 2010 and 2009 because of their antidilutive effect were 715,000

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

and 29.2 million shares, respectively, of common stock related to mandatorily convertible preferred stock, 10.1 million shares of common stock related to warrants, and 112,000 and 288,000 shares, respectively, of common stock related to restricted stock and restricted stock units granted under equity incentive programs.

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

•
Level 2 – Valuations are based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; inputs that are observable (such as interest rates, volatilities, prepayment speeds, credit risks, etc.); or inputs that can be corroborated by observable market data. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. government agencies, agency mortgage-backed debt securities, private-label mortgage-backed debt securities, state and municipal bonds, and certain derivative contracts.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2010
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$2,055	$2,055	$-	$-
U.S. Government agencies	286,352	283,349	3,003	-
Agency residential mortgage-backed securities	1,918,914	-	1,918,914	-
Private label residential mortgage-backed securities	7,628	-	7,628	-
State and municipals	3,657	-	3,407	250
Other investments	1,945	1,367	577	1
Total securities available for sale	2,220,551	286,771	1,933,529	251
Derivative assets:
Interest rate swaps	6,124	-	5,029	1,095
Forward foreign currency contracts	295	-	295	-
Customer swap contracts	26,939	-	24,986	1,953
Options, mortgage contracts and other	250	-	-	250
Total derivative assets	33,608	-	30,310	3,298
Total	$2,254,159	$286,771	$1,963,839	$3,549

Derivative liabilities:
Interest rate swaps	$1,453	$-	$1,453	$-
Forward foreign currency contracts	295	-	295	-
Customer swap contracts	23,382	-	23,382	-
Options, mortgage contracts and other	266	-	71	195
Total derivative liabilities	$25,396	$-	$25,201	$195

	March 31, 2009
	Total	Level 1	Level 2	Level 3

Securities available for sale	$2,060,448	$155,091	$1,904,841	$516
Loans held for sale	16,960	-	16,960	-
Derivative assets	98,829	-	94,294	4,535
Total	$2,176,237	$155,091	$2,016,095	$5,051

Derivative liabilities	$51,155	$-	$47,793	$3,362

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$2,045	$2,045	$-	$-
U.S. Government agencies	79,707	76,696	3,011	-
Agency residential mortgage-backed securities	1,980,305	-	1,980,305	-
Private label residential mortgage-backed securities	8,504	-	8,504	-
State and municipals	23,158	-	22,858	300
Other investments	1,682	1,229	452	1
Total securities available for sale	2,095,401	79,970	2,015,130	301
Derivative assets	42,599	-	38,906	3,693
Total	$2,138,000	$79,970	$2,054,036	$3,994

Derivative liabilities	$23,040	$-	$22,675	$365

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Three months ended March 31, 2010
	Securities available for sale		Net derivative assets (liabilities)
	State and municipals	Other investments	Interest rate swaps	Customer swap contracts	Other

Balance, beginning of period	$300	$1	$1,118	$2,159	$51
Total net gains (losses) included in net income	-	-	(23)	(1,095)	4
Purchases, sales, issuances and settlements, net	(50)	-	-		-
Transfers into Level 3	-	-	-	889	-
Balance, end of period	$250	$1	$1,095	$1,953	$55

Net gains (losses) included in net loss relating to assets/liabilities held at period-end	$-	$-	$(23)	$(1,095)	$4

	Three months ended
	March 31, 2009
	Securities available for sale	Net derivative assets (liabilities)

Balance, beginning of period	$566	$(410)
Total net gains (losses) included in net income	-	1,583
Purchases, sales, issuances and settlements, net	(50)	-
Transfers into Level 3	-	-
Balance, end of period	$516	$1,173

Net gains (losses) included in net loss relating to assets/liabilities held at period-end	$-	$1,583

For the three months ended March 31, 2010 and 2009, the gains/losses in the tables above were included in noninterest income. During the three months ended March 31, 2010, certain derivative assets were transferred to Level 3 from Level 2 based on increases in credit valuation adjustments due to deterioration in the credit quality of certain bank customers with whom TSFG has entered into customer swaps. Transfers between levels of the fair value hierarchy are

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the quarterly valuation process. There were no significant transfers between Level 1 and Level 2 for the three months ended March 31, 2010.

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

	Carrying value at period end				Total losses for period
	Total	Level 1	Level 2	Level 3	ended
March 31, 2010
Loans held for investment	$213,272	$-	$-	$213,272	$(34,551)
Other real estate owned	28,406	-	-	28,406	(9,887)
Private equity investments	1,700	-	-	1,700	(460)
					$(44,898)

March 31, 2009
Loans held for investment	$296,071	$-	$-	$296,071	$(76,152)
Loans held for sale	12,766	-	-	12,766	(1,356)
Private equity investments	3,210	-	-	3,210	(2,949)
Other real estate owned	20,392	-	-	20,392	(7,552)
Auction rate preferred securities	6,174	-	-	6,174	(676)
					$(88,685)

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

Loans held for sale. Loans held for sale are measured at the lower of cost or fair value. If available, fair value is measured by the price that secondary market investors are offering for loans with similar characteristics. If quoted market prices are not available, TSFG may consider outstanding investor commitments, discounted cash flow analyses with market assumptions, or the fair value of the collateral if the loan is collateral dependent. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3 within the valuation hierarchy.

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

The methodologies used to determine fair value for securities, derivative assets and liabilities, impaired loans held for investment, and loans held for sale are disclosed elsewhere in this footnote. Fair value approximates book value for cash and due from banks and interest-bearing bank balances due to the short-term nature of the instrument. Fair value for loans held for investment which are not impaired is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations reflect approximate current market rates offered for similar types of loans, adjustments that take into account the credit quality of the loan portfolio and the underlying collateral, and illiquidity in the market. Loan commitments and letters of credit, which are off-balance-sheet financial instruments, are short-term and typically based on current market rates; therefore, the fair values of these items are not included in the following table.

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

TSFG has used management's best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts, which could be realized, in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair values presented. The estimated fair values of TSFG's financial instruments (in thousands) were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and due from banks	$156,568	$156,568	$190,346	$190,346
Interest-bearing bank balances	1,059,598	1,059,598	192,962	192,962
Securities available for sale	2,220,551	2,220,551	2,095,401	2,095,401
Securities held to maturity	99,452	101,715	127,516	129,496
Net loans	7,642,844	6,898,534	8,036,243	7,213,252
Derivative assets	33,608	33,608	42,599	42,599

Financial Liabilities
Retail and commercial deposits	$7,805,222	$7,829,302	$7,350,111	$7,387,521
Brokered deposits	1,958,948	1,974,003	1,946,101	1,956,562
Total deposits	9,764,170	9,803,305	9,296,212	9,344,083
Short-term borrowings	300,647	300,564	322,702	322,545
Subordinated notes related to trust preferred securities	206,704	49,646	206,704	95,977
Other long-term debt	909,280	915,813	910,165	911,924
Total long-term debt	1,115,984	965,459	1,116,869	1,007,901
Derivative liabilities	25,396	25,396	23,040	23,040

Note 14 – Business Segments

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

	Carolina First	Mercantile	Other	Total
Three Months Ended March 31, 2010
Net interest income before inter-segment income (expense)	$44,030	$19,676	$9,819	$73,525
Inter-segment interest income (expense)	2,214	7,522	(9,736)	-
Net interest income	46,244	27,198	83	73,525
Provision for credit losses	29,023	40,437	25,663	95,123
Noninterest income	12,060	3,815	5,257	21,132
Other noninterest expenses - direct (1)	30,007	20,875	32,771	83,653
Contribution before allocation	(726)	(30,299)	(53,094)	(84,119)
Noninterest expenses - allocated (2)	14,293	8,559	(22,852)	-
Contribution before income taxes	$(15,019)	$(38,858)	$(30,242)	(84,119)
Income tax expense				(3,525)
Net loss				$(80,594)

March 31, 2010
Total assets	$5,135,304	$2,823,506	$4,469,342	$12,428,152
Total loans held for investment	4,841,083	2,778,419	383,192	8,002,694
Total deposits	4,288,792	3,478,672	1,996,706	9,764,170
Total goodwill	201,628	-	12,490	214,118

Three Months Ended March 31, 2009
Net interest income before inter-segment income (expense)	$41,529	$20,467	$23,022	$85,018
Inter-segment interest income (expense)	7,130	11,859	(18,989)	-
Net interest income	48,659	32,326	4,033	85,018
Provision for credit losses	47,536	90,675	4,416	142,627
Noninterest income	13,431	5,355	4,955	23,741
Other noninterest expenses - direct (1)	26,133	19,988	44,120	90,241
Contribution before allocation	(11,579)	(72,982)	(39,548)	(124,109)
Noninterest expenses - allocated (2)	22,414	12,903	(35,317)	-
Contribution before income taxes	$(33,993)	$(85,885)	$(4,231)	(124,109)
Income tax benefit				(49,706)
Net loss				$(74,403)

March 31, 2009
Total assets	$6,041,949	$3,486,848	$3,756,450	$13,285,247
Total loans held for investment	5,770,195	3,464,208	752,278	9,986,681
Total deposits	4,250,713	3,066,580	1,909,785	9,227,078
Total goodwill	203,800	-	20,361	224,161

(1)	Noninterest expenses – direct include the direct costs of the segment’s operations such as facilities, personnel, and other operating expenses.
(2)
Noninterest expenses – allocated includes expenses not directly attributable to the segments, such as information services, operations, human resources, accounting, finance, treasury, and corporate incentive plans.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis are presented to assist in understanding the financial condition, changes in financial condition, results of operations, and cash flows of The South Financial Group, Inc. and its subsidiaries (collectively, "TSFG"), except where the context requires otherwise. TSFG may also be referred to herein as "we", "us", or "our.” This discussion should be read in conjunction with the consolidated financial statements appearing in this report as well as TSFG’s Annual Report on Form 10-K for the year ended December 31, 2009. Results of operations for the three months ended March 31, 2010 are not necessarily indicative of results that may be attained for any other period.

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

•	additional losses in our loan portfolio and ability to mitigate credit issues in our loan portfolio;
•	continuation or worsening of current recessionary conditions, as well as continued turmoil in the financial markets;
•	continued volatility and deterioration of the capital and credit markets;
•	ability to maintain adequate sources of funding and liquidity;
•	impact of the Consent Order and Fed Agreement and actions to comply with their respective provisions;
•	ability to raise capital or otherwise comply with Federal and State capital requirements imposed on TSFG and Carolina First under law and the Consent Order;
•	adverse customer reaction associated with any public regulatory actions;
•	deposit growth, change in the mix or type of deposit products, and cost of deposits;

Index

•
loss of deposits due to perceived financial weakness or otherwise, including as a result of the decision of the Federal Deposit Insurance Corporation (“FDIC”) whether or not the Transaction Account Guarantee Program is extended after its proposed termination on December 31, 2010;

•	ability to maintain key personnel and attract new employees;
•	rating agency action such as a ratings downgrade;
•
continued weakness in the real estate market, including the markets for commercial and residential real estate, which may affect, among other things, the level of nonperforming assets, charge-offs, and provision expense;

•	continued weakness or further deterioration in the residential real estate markets in South Carolina, western North Carolina, and larger markets in Florida, in which our loans are concentrated;
•	risks inherent in making loans including repayment risks and changes in the value of collateral, and our ability to manage such risks;
•	loan growth, loan sales, the adequacy of the allowance for credit losses, provision for credit losses, and the assessment of problem loans (including loans acquired via acquisition);
•	risks incurred as a result of trading, clearing, counterparty, or other relationships;
•	changes in interest rates, shape of the yield curve, deposit rates, the net interest margin, and funding sources;
•	market risk (including net interest income at risk analysis and economic value of equity risk analysis) and inflation;
•	changes in accounting policies and practices;
•	the ability of our internal controls and procedures to prevent acts intended to defraud, misappropriate assets, or circumvent applicable law or our system of controls;
•	risks associated with potential interruptions or breaches with respect to our information systems;
•	the exposure of our business to hurricanes and other natural disasters;
•	ability to redeem the Series 2008-T Preferred Stock and the warrant sold to the U.S. Treasury;
•	competition in the banking industry and demand for our products and services;
•	changes in the financial performance and/or condition of the borrowers of the subsidiary bank, Carolina First Bank;
•	increases in FDIC insurance premiums due to market developments, regulatory changes, or other reasons;
•	level, composition, and repricing characteristics of the securities portfolio;
•	fluctuations in consumer spending;
•	increased competition in our markets;
•	income and expense projections, ability to control expenses, and expense reduction initiatives;
•	changes in the compensation, benefit, and incentive plans, including compensation accruals;
•	risks associated with income taxes, including the potential for adverse adjustments and the inability to reverse valuation allowances on deferred tax assets;
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

Index

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

Overview

The South Financial Group is a bank holding company, headquartered in Greenville, South Carolina, with $12.4 billion in total assets and 176 branch offices in South Carolina, Florida, and North Carolina at March 31, 2010. Founded in 1986, TSFG focuses on Southeastern banking markets, which have historically experienced long-term growth. TSFG operates Carolina First Bank, which conducts banking operations in North Carolina and South Carolina (as Carolina First) and in Florida (as Mercantile). At March 31, 2010, approximately 44% of TSFG’s customer deposits were in South Carolina, 45% were in Florida, and 11% were in North Carolina.

TSFG targets small business, middle market companies, retail consumers, and high-net worth clients in its markets and surrounding areas. TSFG strives to combine personalized customer service and local decision-making with a full range of financial services normally found at larger regional institutions.

As discussed in Item 1, Note 1 to the Consolidated Financial Statements, the Company has assessed its ability to continue as a going concern and has concluded that, based on current and expected liquidity needs and sources, management expects TSFG to be able to meet its obligations at least through March 31, 2011. If unanticipated market factors emerge, or if the Company is unable to raise additional capital, successfully execute its plans, or comply with regulatory requirements, then its banking regulators could take further action, which could include actions that may have a material adverse effect on the Company’s business, results of operations and financial position. Also see “Capital and Liquidity.”

Effective April 30, 2010, Carolina First Bank’s Board of Directors entered into a Consent Order with the FDIC and the South Carolina State Board of Financial Institutions (the “Consent Order”), a copy of which is attached to this filing as Exhibit 10.1. This Consent Order provides for various things, including (among other things) the following: (1) within 120 days of entering into the Consent Order, Carolina First Bank must increase its Tier 1 leverage ratio to 8% and its total risk-based capital ratio to 12%, (2) Carolina First Bank must prepare strategic, capital, liquidity and earnings plans and related projections within certain timetables set forth in the Consent Order and on an ongoing basis, (3) Carolina First Bank must provide plans and meet timeframes set forth in the Consent Order for reducing criticized assets, (4) Carolina First Bank is precluded from extending credit to classified borrowers absent express board approval and must ensure compliance with updated concentration limits implemented with respect to its loan portfolio, (5) Carolina First Bank is subject to certain limitations with respect to brokered deposits and the rates it can pay on certain customer deposits, (6) Carolina First Bank cannot make dividends or bonus payments without the consent of the FDIC and (7) Carolina First Bank must limit its growth to 10% per year unless the FDIC consents otherwise. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Consent Order. As a result of the Consent Order, the Bank is no longer considered to be “well capitalized” although all ratios at March 31, 2010 exceeded well-capitalized thresholds.

Effective May 4, 2010, The South Financial Group, Inc. entered into a written agreement (the “Fed Agreement”) with the Board of Governors of the Federal Reserve System (the “Federal Reserve”), a copy of which is attached to this filing as Exhibit 10.2. The Fed Agreement provides, among other things, that the holding company must serve as a source of strength to Carolina First Bank, and that except upon consent of the Federal Reserve, the holding company may not pay dividends to shareholders or receive dividends from Carolina First Bank, the holding company and its nonbank subsidiaries may not make payments on trust preferred securities or subordinated debt, and the holding company cannot incur, increase or guarantee debt or repurchase any capital securities. The Fed Agreement also requires

Index

that the holding company submit a capital plan which reflects sufficient capital and a cash flow plan, both of which must be acceptable to the Federal Reserve, and follow certain guidelines with respect to the appointment or change in responsibilities of senior officers. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Fed Agreement.

If the Company is unable to raise the capital required or otherwise comply with the terms of the Consent Order, further regulatory actions (including actions up to the implementation of a receivership) could be taken, and its ability to operate as a going concern could be negatively impacted. Furthermore, because such consent orders are public, there could be an adverse customer or market reaction to the announcement of the Consent Order.

TSFG reported a net loss available to common shareholders of $85.8 million, or $(0.40) per diluted share, for first quarter 2010, compared to $193.9 million, or $(0.90) per diluted share for fourth quarter 2009 and $90.8 million, or $(1.10) per diluted share, for first quarter 2009. The following is a summary of the consolidated statements of operations (in thousands, except per share data):

	Three Months Ended
	March 31, 2010	December 31, 2009	March 31, 2009
Net interest income	$73,525	$80,546	$85,018
Provision for credit losses	95,123	170,761	142,627
Noninterest income	21,132	28,550	23,741
Noninterest expenses	83,653	103,163	90,241
Income tax (benefit) expense	(3,525)	23,843	(49,706)
Net loss	(80,594)	(188,671)	(74,403)
Preferred stock dividends and other	(5,235)	(5,221)	(16,408)
Net loss available to common shareholders	$(85,829)	$(193,892)	$(90,811)

Loss per common share, diluted	$(0.40)	$(0.90)	$(1.10)

At March 31, 2010, nonperforming assets as a percentage of loans and foreclosed property increased to 6.35% from 6.13% at December 31, 2009 and 5.08% at March 31, 2009. Although nonperforming assets decreased to $518.3 million at March 31, 2010 from $522.4 million at December 31, 2009, continued reductions in loans caused the ratio to increase. For first quarter 2010, annualized net loan charge-offs totaled 4.32% of average loans held for investment, compared to 6.52% and 4.36%, respectively, for fourth quarter 2009 and first quarter 2009. TSFG’s provision for credit losses decreased to $95.1 million for first quarter 2010 from $170.8 million for fourth quarter 2009 and $142.6 million for first quarter 2009.

At March 31, 2010, all regulatory capital ratios exceeded well-capitalized minimums but, effective April 30, 2010, as a result of the Consent Order the Bank is considered to be only adequately capitalized. TSFG’s tangible equity to tangible asset ratio decreased to 5.66% at March 31, 2010, from 6.54% at December 31, 2009 primarily due to the net loss in first quarter 2010, partially offset by an increase in unrealized gains on available for sale securities included in accumulated other comprehensive income. Tangible common equity to tangible assets was 2.90% at March 31, 2010, compared to 3.67% at December 31, 2009 and 6.05% at March 31, 2009.

Tax-equivalent net interest income was $73.7 million for first quarter 2010, compared to $81.4 million for fourth quarter 2009 and $86.2 million for first quarter 2009. The net interest margin decreased to 2.75% for first quarter 2010 from 2.87% for fourth quarter 2009 and 2.80% for first quarter 2009. The decrease relative to fourth quarter 2009 was primarily due to the effect of maturing interest rate hedges, while the decrease relative to first quarter 2009 was primarily due to excess cash maintained as a liquidity management measure.

Noninterest income totaled $21.1 million for the first three months of 2010, compared to $28.6 million for fourth quarter 2009 and $23.7 million for first quarter 2009. The decrease relative to fourth quarter 2009 was largely attributable to a $389,000 loss on securities (primarily write-downs on equity investments) in first quarter 2010 compared to a $6.7 million gain on securities (primarily due to sales of municipal securities) in fourth quarter 2009. The decrease relative to first quarter 2009 was largely due to the sale of ancillary businesses in third quarter 2009.

Noninterest expenses totaled $83.7 million for first quarter 2010, compared to $103.2 million for fourth quarter 2009 and $90.2 million for first quarter 2009. The decrease relative to fourth quarter 2009 was primarily due to lower credit-related expenses and personnel expense. The decrease relative to first quarter 2009 was partly due to expense

Index

control initiatives, particularly with regard to personnel expense, as well as the elimination of operating expenses associated with ancillary businesses sold in third quarter 2009.

Critical Accounting Policies and Estimates

TSFG's accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry. TSFG makes a number of judgmental estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during periods presented. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and reserve for unfunded lending commitments; the effectiveness of derivatives and other hedging activities; the fair value of certain financial instruments (securities, derivatives, privately held investments, and, for purposes of goodwill impairment evaluation, loans); income tax assets or liabilities; share-based compensation; and accounting for acquisitions, including the fair value determinations and the analysis of goodwill for impairment. To a lesser extent, significant estimates are also associated with the determination of contingent liabilities, discretionary compensation, and expense associated with other employee benefit agreements. Different assumptions in the application of these policies could result in material changes in TSFG’s Consolidated Financial Statements. Accordingly, as this information changes, the Consolidated Financial Statements could reflect the use of different estimates, assumptions, and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions, and judgments, and as such have a greater possibility of producing results that could be materially different than originally reported. TSFG has procedures and processes in place to facilitate making these judgments.

For additional information regarding critical accounting policies and estimates, refer to the Annual Report of TSFG on Form 10-K for the year ended December 31, 2009, specifically Item 8, Note 1 – Summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements and the section captioned “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Deposit Insurance

During 2009, the FDIC required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. As of March 31, 2010, $76.7 million in prepaid deposit insurance is included in other assets in the consolidated balance sheet. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011.

In April 2010, the FDIC approved an interim rule that extends the Transaction Account Guarantee Program (“TAGP”) which provides full FDIC coverage for noninterest-bearing transaction deposit accounts and certain interest-bearing checking accounts. Under the interim rule, the TAGP will be extended from June 30, 2010 to December 31, 2010 and may be extended an additional year to December 31, 2011 without additional rulemaking, provided the FDIC announces the extension before October 29, 2010. The existing fee structure under the TAGP will not change; however, the maximum interest rate that can be paid on qualifying NOW accounts will be reduced from 50 basis points to 25 basis points, and assessment reporting will be based on average daily account balances rather than account balances at the end of the quarter as currently required. Participants in the TAGP have a one-time, irrevocable opportunity to opt out of the TAGP extension effective July 1, 2010. TSFG has elected not to opt out of the TAGP extension.

In April 2010, the FDIC also issued a notice of proposed rulemaking to revise the deposit insurance assessment system for large institutions. The FDIC proposal would create two scorecards, one for most institutions, including Carolina First Bank, that have more than $10 billion in assets and another for “highly complex” institutions as defined. Each scorecard would have a performance score and a loss-severity score that would be combined to produce a total score, which would be translated into an initial assessment rate. In calculating these scores, the FDIC would continue to utilize CAMELS ratings, would introduce certain new financial measures, and would eliminate the use of risk categories and long-term debt issuer ratings. In determining the initial base assessment rate, the FDIC would have the ability to adjust each component of the scorecard where necessary, based upon quantitative or qualitative measures not adequately captured in the scorecard, to produce accurate relative risk rankings. The proposed rule would allow for adjustments to an institution’s initial base assessment rate as a result of certain long-term unsecured debt, certain secured liabilities and brokered deposits. After the effect of potential base-rate adjustments, the total base assessment rate could range from 5 to 85 basis points on an annualized basis. The final rule related to this proposal is expected to be effective January 1, 2011. The Company can not provide any assurance as to the effect of any proposed change in its deposit insurance premium rate, should such a change occur, as such changes are dependent upon a variety of factors, some of which are beyond the Company’s control.

Index

Balance Sheet Review

Loans

TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At March 31, 2010, outstanding loans totaled $8.0 billion, which equaled 82.1% of total deposits (102.7% of customer deposits) and 64.5% of total assets. The major components of the loan portfolio were commercial loans, commercial real estate loans, and consumer loans (including both direct and indirect loans). Substantially all loans were to borrowers located in TSFG’s market areas in South Carolina, Florida, and North Carolina. At March 31, 2010, approximately 4% of the portfolio was unsecured.

As part of its portfolio and balance sheet management strategies, TSFG reviews its loans held for investment and determines whether its intent for specific loans or classes of loans has changed. If management changes its intent from held for investment to held for sale, the loans are transferred to the held for sale portfolio and recorded at the lower of cost basis or fair value.

In an effort to accelerate the sale or resolution of problem loans and to otherwise divest itself of loans with limited relationship opportunity, during the three months ended March 31, 2010, TSFG transferred $27.7 million from the held for investment portfolio to the held for sale portfolio (and subsequently sold or otherwise settled the loan).

TSFG generally sells a substantial majority of its residential mortgage loans in the secondary market. TSFG also retains certain of its mortgage loans in its held for investment portfolio as part of its overall balance sheet management strategy. Mortgage loans held for sale decreased to $10.8 million at March 31, 2010 from $15.8 million at December 31, 2009, primarily due to timing of mortgage sales.

Table 1 summarizes outstanding loans held for investment by loan purpose.

Index

Table 1
Loan Portfolio Composition Based on Loan Purpose
(dollars in thousands)
	March 31,		December 31,
	2010	2009	2009
Commercial Loans
Commercial and industrial	$1,924,014	$2,645,871	$2,080,329
Commercial owner - occupied real estate	1,280,010	1,285,530	1,271,525
Commercial real estate (1)	3,321,544	4,042,871	3,501,809
	6,525,568	7,974,272	6,853,663
Consumer Loans
Indirect - sales finance	202,504	573,653	230,426
Consumer lot loans	132,307	198,032	144,315
Direct retail	79,617	90,999	83,460
Home equity	783,868	813,015	787,645
	1,198,296	1,675,699	1,245,846

Mortgage Loans	278,830	336,710	286,618

Total loans held for investment	$8,002,694	$9,986,681	$8,386,127

Percentage of Loans Held for Investment
Commercial and industrial	24.0%	26.4%	24.8%
Commercial owner - occupied real estate	16.0	12.9	15.2
Commercial real estate	41.5	40.5	41.8
Consumer	15.0	16.8	14.8
Mortgage	3.5	3.4	3.4
Total	100.0%	100.0%	100.0%

(1)	See “Commercial Real Estate Concentration,” “Credit Quality,” and “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” for more detail on commercial real estate loans.

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

Indirect - sales finance loans are loans to individuals to finance the purchase of motor vehicles. They are closed at the auto dealership but approved in advance by TSFG for immediate purchase. Loans are extended on new and used motor vehicles with terms varying from two years to six years. TSFG has effectively stopped originating indirect auto loans, with the exception of certain dealers that fit within our relationship strategy.

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

Portfolio risk is partially managed by maintaining a “house” lending limit at a level significantly lower than the legal lending limit of Carolina First Bank and by requiring approval by the Risk Committee of the Board of Directors to exceed this house limit. At March 31, 2010, TSFG’s house lending limit was $35 million, and nine credit relationships totaling $391.0 million were in excess of the house lending limit (but not the legal lending limit). The 20 largest credit relationships had an aggregate outstanding principal balance of $510.3 million, or 6.4% of total loans held for investment at March 31, 2010, compared to 6.9% of total loans held for investment at December 31, 2009. Approximately $5 million of these loans were considered nonperforming loans as of March 31, 2010.

TSFG, through its Corporate Banking group, participates in “shared national credits” (multi-bank credit facilities of $20 million or more, or “SNCs”), primarily to borrowers who are headquartered or conduct business in or near our markets. At March 31, 2010, the loan portfolio included outstanding SNC borrowings of $368.9 million, decreasing from $495.6 million at December 31, 2009. The largest commitment was $28.6 million and the largest outstanding balance was $17.6 million at March 31, 2010. Our strategy targets borrowers whose management teams are well known to us and whose risk profile is above average. We expect to continue to reduce the percentage of our portfolio invested in SNCs due to the lack of relationship opportunity on much of the portfolio.

Late in 2009, TSFG established a U.S. Small Business Administration ("SBA") lending unit to generate new customers by focusing on small business lending opportunities. In early 2010, TSFG was approved as a preferred lender under the SBA Preferred Lender Program ("PLP"). This PLP designation grants TSFG the authority to process, underwrite, close, and service SBA guaranteed loans without prior SBA review. TSFG plans to sell substantially all of the SBA-guaranteed portion of the loans into the SBA loan secondary market, generating gains from the sales, and retain the un-guaranteed portion (generally 10% to 25% of the principal). At March 31, 2010, loans held for sale included $2.5 million of SBA loans.

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

Index

Table 2
Selected Characteristics of Commercial Real Estate Loans
(dollars in thousands)
	March 31, 2010
	Policy LTV	Weighted Average Time to Maturity (in months)	Weighted Average Loan Size	Largest Ten Total O/S
Completed income property	80%	33.6	$529	$147,488
Residential A&D	75	8.3	487	66,115
Commercial A&D	75	6.0	965	42,396
Commercial construction	80	42.2	3,025	64,790
Residential construction	80	6.5	298	41,595
Residential condo	80	10.7	748	62,936
Undeveloped land	65	9.4	632	50,519

Overall		27.4	$575	$475,839

For additional information on other commercial real estate management processes, refer to the Annual Report of TSFG on Form 10-K for the year ended December 31, 2009, specifically the section captioned “Commercial Real Estate Concentration” in the “Balance Sheet Review -- Loans” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Table 3
Commercial Real Estate Loans by Geographic Diversification (1)
(dollars in thousands)
	March 31, 2010		December 31, 2009
		% of		% of
	Balance	Total CRE	Balance	Total CRE
South Carolina, exluding Coastal:
Upstate South Carolina (Greenville)	$544,767	16.4%	$569,018	16.2%
Midlands South Carolina (Columbia)	208,965	6.3	232,088	6.6
Greater South Charlotte South Carolina (Rock Hill)	130,386	3.9	142,114	4.1
Coastal South Carolina:
North Coastal South Carolina (Myrtle Beach)	316,666	9.5	331,819	9.5
South Coastal South Carolina (Charleston)	280,352	8.4	292,207	8.3
Western North Carolina (Hendersonville/Asheville)	603,906	18.2	639,264	18.3
Central Florida (Orlando/Ocala)	349,744	10.5	356,239	10.2
North Florida:
Northeast Florida (Jacksonville)	205,083	6.2	219,202	6.3
North Central Florida	266,535	8.0	271,085	7.7
South Florida (Ft. Lauderdale)	194,095	5.9	198,874	5.7
Tampa Bay Florida	221,045	6.7	249,899	7.1
Total commercial real estate loans	$3,321,544	100.0%	$3,501,809	100.0%

(1)	Geography is primarily determined by the originating operating geographic market and not necessarily the ultimate location of the underlying collateral.

Index

Table 4
Commercial Real Estate Loans by Geography and Product Type
(dollars in thousands)
	March 31, 2010 Commercial Real Estate Loans by Geography
	SC, Excl Coastal	Coastal SC	Western NC	Central FL	North FL	South FL	Tampa Bay	Total CRE	% of LHFI
Commercial Real Estate
Loans by Product Type
Completed income property	$563,739	$414,203	$373,243	$204,508	$344,930	$129,673	$107,379	$2,137,675	26.7%
Residential A&D	45,510	47,839	119,580	15,632	37,338	11,819	29,817	307,535	3.9
Commercial A&D	30,984	32,000	25,282	22,277	7,147	15,274	12,742	145,706	1.8
Commercial construction	157,888	9,663	21,420	33,275	16,129	9,189	27,688	275,252	3.4
Residential construction	35,595	5,036	6,937	8,845	16,235	20,262	1,411	94,321	1.2
Residential condo	10,682	31,786	7,284	14,206	14,377	1,826	10,357	90,518	1.1
Undeveloped land	39,720	56,491	50,160	51,001	35,462	6,052	31,651	270,537	3.4
Total CRE Loans	$884,118	$597,018	$603,906	$349,744	$471,618	$194,095	$221,045	$3,321,544	41.5%

CRE Loans as %of Total Loans HFI	11.0%	7.5%	7.5%	4.4%	5.9%	2.4%	2.8%	41.5%

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

For TSFG’s policy regarding impairment on loans, nonaccruals, charge-offs, and foreclosed property, refer to Item 8, Note 1 – Summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2009.

Index

Table 5 presents our credit quality indicators.

Table 5
Credit Quality Indicators
(dollars in thousands)
	March 31, 2010				December 31,
	2010		2009		2009
Loans held for sale	$13,296		$29,726		$15,758
Loans held for investment	8,002,694		9,986,681		8,386,127
Allowance for loan losses	373,146		280,156		365,642
Allowance for credit losses (1)	380,493		283,425		373,126

Nonaccrual loans - commercial and industrial	71,242		41,877		77,527
Nonaccrual loans - commercial owner - occupied real estate	48,040		19,310		43,701
Nonaccrual loans - commercial real estate	217,542		301,872		240,377
Nonaccrual loans - consumer	15,353		28,743		16,314
Nonaccrual loans - mortgage	21,979		31,148		21,127
Total nonperforming loans held for investment (2)	374,156		422,950		399,046
Nonperforming loans held for sale - CRE	-		12,766		-
Foreclosed property (other real estate owned and personal property repossessions)	144,128		77,210		123,314
Total nonperforming assets	$518,284		$512,926		$522,360

Restructured loans accruing interest	$45,051		$11,073		$26,128

Loans past due 90 days or more (interest accruing)	$3,442		$6,444		$10,465

Total nonperforming assets as a percentage of loans and foreclosed property	6.35%		5.08%		6.13%
Total nonperforming assets as a percentage of total assets	4.17		3.86		4.39
Allowance for loan losses to nonperforming loans held for investment	1.00	x	0.66	x	0.92	x

(1)	The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.
(2)	At March 31, 2010, includes $18.5 million of restructured loans in nonaccrual status.

TSFG’s nonperforming asset ratio (nonperforming assets as a percentage of loans and foreclosed property) increased to 6.35% at March 31, 2010 from 6.13% at December 31, 2009, due primarily to lower loans outstanding. Comparing March 31, 2010 to December 31, 2009, nonperforming assets decreased to $518.3 million from $522.4 million as TSFG continued to address its problem loans and inflows of nonaccruals declined for three consecutive quarters.

Table 6 presents CRE nonaccrual loans by geography and product type, while Table 7 provides detail regarding commercial real estate loans past due 30 days or more.

Index

Table 6
Commercial Real Estate Nonaccrual Loans
(dollars in thousands)
	March 31, 2010 CRE Nonaccrual Loans ("NAL") by Geography
	SC, Excl Coastal	Coastal SC	Western NC	Central FL	North FL	South FL	Tampa Bay	Total CRE NAL	% of NAL
CRE Nonaccrual Loans by Product Type
Completed income property	$13,935	$10,120	$20,352	$2,805	$6,401	$3,157	$12,720	$69,490	18.6%
Residential A&D	5,461	5,694	18,747	6,566	5,449	1,092	3,339	46,348	12.4
Commercial A&D	1,785	5,933	3,733	960	-	-	6,420	18,831	5.0
Commercial construction	14,810	-	2,901	-	1,523	-	5,193	24,427	6.5
Residential construction	495	-	919	6,412	2,151	-	-	9,977	2.7
Residential condo	1,131	13,183	77	-	8	1,106	189	15,694	4.2
Undeveloped land	3,209	3,076	1,320	5,129	11,307	1,391	7,343	32,775	8.7
Total CRE Nonaccrual Loans	$40,826	$38,006	$48,049	$21,872	$26,839	$6,746	$35,204	$217,542	58.1%

CRE Nonaccrual Loans as %of Total Nonaccrual Loans HFI	10.9%	10.2%	12.8%	5.8%	7.2%	1.8%	9.4%	58.1%

Table 7
Commercial Real Estate Loans Past Due 30 Days or More (excluding nonaccruals)
(dollars in thousands)
	March 31, 2010		December 31, 2009
	Balance	% of CRE	Balance	% of CRE
North Carolina	$15,250	0.46%	$17,747	0.51%
South Carolina	16,511	0.50	23,714	0.68
Florida	34,398	1.03	71,877	2.05
Total CRE loans past due 30 days or more	$66,159	1.99%	$113,338	3.24%

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

Table 8
Potential Problem Loans
(dollars in thousands)
	March 31, 2010			December 31, 2009
	# of Loans	Balance	% of LHFI	# of Loans	Balance	% of LHFI
Large potential problem loans ($5 million or more)	42	$389,064	4.86%	40	$377,230	4.50%
Small potential problem loans (less than $5 million)	1,177	555,248	6.94	1,112	558,700	6.66
Total potential problem loans (1)	1,219	$944,312	11.80%	1,152	$935,930	11.16%

(1)	Includes commercial and industrial, commercial real estate, and commercial owner-occupied real estate.

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

Index

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

The adjusted loss ratio for each pool is multiplied by the dollar amount of loans in the pool in order to create a range. We then add and subtract five percent (5.0%) to and from this amount to create the upper and lower boundaries of the range. The upper and lower boundary amounts for each pool are summed to establish the total range. Although TSFG generally uses the actual historical loss rate, on occasion management may decide to select a higher or lower boundary based on known market trends or internal behaviors that would impact the performance of a specific portfolio grouping. The Level I reserves totaled $210.3 million at March 31, 2010, based on the portfolio historical loss rates, compared to $193.0 million at December 31, 2009.

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

TSFG tests a broad group of loans for impairment each quarter (this includes all large commercial relationships, generally over $1 million, that have been placed in nonaccrual status or modified as a troubled debt restructure). Once a loan is identified as impaired, reserves are based on a thorough analysis of the most probable source of repayment which is normally the liquidation of collateral, but may also include discounted future cash flows or the

Index

market value of the loan itself. Generally, for collateral dependent loans, current market appraisals are utilized for larger credits; however, in situations where a current market appraisal is not available, management uses the best available information (including appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable publications and other observable market data) to estimate the current fair value (less cost to sell) of the subject property. TSFG had Level II reserves of $37.7 million at March 31, 2010 and December 31, 2009.

Level III Reserves. The third component of the Allowance represents subjective and judgmental adjustments determined by management to account for the effect of risks or losses that are not fully captured elsewhere. This part of the methodology reflects adjustments to historical loss experience to incorporate current economic conditions and other factors which impact the inherent losses in the portfolio. This component includes amounts for new loan products or portfolio categories which are deemed to have risks not included in the other reserve elements as well as macroeconomic and other factors. The qualitative risk factors of this third allowance level are more subjective and require a high degree of management judgment. Currently, Level III Reserves include additional reserves for current economic conditions, the commercial real estate concentration in the portfolio, and an additional adjustment to represent declining land values. The Level III Reserves totaled $125.2 million at March 31, 2010 compared to $135.0 million at December 31, 2009.

Reserve for Unfunded Commitments. At March 31, 2010 and December 31, 2009, the reserve for unfunded commitments was $7.3 million and $7.5 million, respectively. This reserve is determined by formula; historical loss ratios are multiplied by potential usage levels (i.e., the difference between actual usage levels and the second highest historical usage level).

Unallocated Reserves. The calculated Level I, II and III reserves are then segregated into allocated and unallocated components. The allocated component is the sum of the loss estimates at the lower end of the probable loss ranges, and is distributed to the loan categories based on the mix of loans in each category. The unallocated portion is calculated as the sum of the differences between the actual calculated Allowance and the lower boundary amounts for each category in our model. The sum of these differences at March 31, 2010 was $21.7 million, compared to $21.3 million at December 31, 2009. The unallocated Allowance is the result of management’s best estimate of risks inherent in the portfolio, economic uncertainties and other subjective factors, including industry trends, as well as the imprecision inherent in estimates used for the allocated portions of the Allowance. Management reviews the overall level of the Allowance as well as the unallocated component and considers the level of both amounts in determining the appropriate level of reserves for the overall inherent risk in TSFG’s total loan portfolio.

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

Index

Table 9
Summary of Loan and Credit Loss Experience
(dollars in thousands)
	At and For the		At and For the
	Three Months		Year Ended
	Ended March 31,		December 31,
	2010	2009	2009
Allowance for loan losses, beginning of year	$365,642	$247,086	$247,086
Allowance adjustment for loans sold	-	-	(4,471)
Net charge-offs:
Loans charged-off	(93,619)	(110,443)	(556,585)
Loans recovered	5,863	1,367	15,404
	(87,756)	(109,076)	(541,181)
Additions to allowance through provision expense	95,260	142,146	664,208
Allowance for loan losses, end of period	$373,146	$280,156	$365,642

Reserve for unfunded lending commitments, beginning of year	$7,484	$2,788	$2,788
Provision for unfunded lending commitments	(137)	481	4,696
Reserve for unfunded lending commitments, end of period	$7,347	$3,269	$7,484

Allowance for credit losses, beginning of year	$373,126	$249,874	$249,874
Allowance adjustment for loans sold	-	-	(4,471)
Net charge-offs:
Loans charged-off	(93,619)	(110,443)	(556,585)
Loans recovered	5,863	1,367	15,404
	(87,756)	(109,076)	(541,181)
Additions to allowance through provision expense	95,123	142,627	668,904
Allowance for credit losses, end of period	$380,493	$283,425	$373,126

Average loans held for investment	$8,240,922	$10,154,853	$9,456,636
Loans held for investment, end of period	8,002,694	9,986,681	8,386,127
Net charge-offs as a percentage of average loans held for investment (annualized)	4.32%	4.36%	5.72%
Allowance for loan losses as a percentage of loans held for investment	4.66	2.81	4.36
Allowance for credit losses as a percentage of loans held for investment	4.75	2.84	4.45

The provision for credit losses for first quarter 2010 totaled $95.1 million, compared to $170.7 million for fourth quarter 2009 and $142.6 million for first quarter 2009, and exceeded net loan charge-offs by $7.4 million. The overall allowance for credit losses as a percentage of loans held for investment increased to 4.75% at March 31, 2010 from 4.45% at December 31, 2009. Net charge-offs in first quarter 2010 decreased to $87.8 million compared to $142.9 million in fourth quarter 2009, partly as a result of fourth quarter 2009 sales of problem loans. Tables 10 and 11 provide additional detail for net charge-offs.

Index

Table 10
Net Charge-Offs by Product Type
(dollars in thousands)
	Three Months Ended
	March 31, 2010
	Amount	% of NCO
Commercial and industrial	$25,715	29.3%
Commercial owner-occupied real estate	8,073	9.2
Commercial real estate	43,111	49.1
Indirect - sales finance	1,836	2.1
Consumer lot loans	2,852	3.2
Direct retail	790	0.9
Home equity	3,736	4.3
Mortgage	1,643	1.9
Total net charge-offs	$87,756	100.0%

Table 11
Commercial Real Estate Net Charge-Offs by Product Type
(dollars in thousands)
	Three Months Ended March 31, 2010 CRE Net Charge-Offs ("NCO") by Geography
	SC, Excl Coastal	Coastal SC	Western NC	Central FL	North FL	South FL	Tampa Bay	Total CRE NCO	% of NCO
CRE Net Charge-Offs by
Product Type
Completed income property	$2,194	$1,059	$4,685	$2,095	$1,023	$829	$5,299	$17,184	19.6%
Residential A&D	3,323	3,299	1,314	1,231	1,496	8	153	10,824	12.3
Commercial A&D	67	-	45	-	80	435	3,894	4,521	5.2
Commercial construction	-	135	1,265	-	-	-	-	1,400	1.6
Residential construction	(16)	874	1,178	49	8,646	(1,031)	(1,586)	8,114	9.2
Undeveloped land	(162)	218	235	-	1,108	(91)	(240)	1,068	1.2
Total CRE Net Charge-Offs	$5,406	$5,585	$8,722	$3,375	$12,353	$150	$7,520	$43,111	49.1%

CRE Net Charge-Offs as %of Total Net Charge-Offs	6.1%	6.4%	9.9%	3.8%	14.1%	0.2%	8.6%	49.1%

Securities

TSFG uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate risk, to generate interest and dividend income, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public deposits, treasury tax and loan (“TT&L”) advances, FHLB advances, derivatives, and securities sold under repurchase agreements. Table 12 shows the carrying values of the investment securities portfolio.

Index

Table 12
Investment Securities Portfolio Composition
(dollars in thousands)
	March 31,		December 31,
	2010	2009	2009
Available for Sale (at fair value)
U.S. Treasury	$2,055	$2,042	$2,045
U.S. Government agencies	286,352	313,159	79,707
Agency residential mortgage-backed securities	1,918,914	1,489,583	1,980,305
Private label residential mortgage-backed securities	7,628	12,462	8,504
State and municipal	3,657	241,478	23,158
Other investments:
Community bank stocks	403	581	399
Other equity investments	1,542	1,143	1,283
	2,220,551	2,060,448	2,095,401
Held to Maturity (at amortized cost)
State and municipal	13,654	17,939	16,217
Agency residential mortgage-backed securities	85,698	-	111,199
Other investments	100	100	100
	99,452	18,039	127,516
Total	$2,320,003	$2,078,487	$2,222,917

Total securities as a percentage of total assets	18.7%	15.6%	18.7%

Percentage of Total Securities Portfolio
U.S. Treasury	0.1%	0.1%	0.1%
U.S. Government agencies	12.3	15.1	3.6
Agency residential mortgage-backed securities	86.4	71.6	94.1
Private label residential mortgage-backed securities	0.3	0.6	0.4
State and municipal	0.8	12.5	1.7
Other investments	0.1	0.1	0.1
Total	100.0%	100.0%	100.0%

Securities (i.e., securities available for sale and securities held to maturity) excluding the unrealized gain on securities available for sale averaged $2.1 billion for both first quarter 2010 and 2009. The average tax-equivalent portfolio yield decreased for the quarter ended March 31, 2010 to 3.36% from 3.76% in fourth quarter 2009 and 4.52% in first quarter 2009. The securities yield decreased primarily due to an overall decline in interest rates resulting in reinvestment of scheduled and unscheduled payments and calls at lower yields and the fourth quarter 2009 sales of higher-yielding mortgage-backed securities and municipal securities.

 The expected duration of the debt securities portfolio was approximately 2.9 years at March 31, 2010, a decrease from approximately 3.2 years at December 31, 2009. If interest rates rise, the duration of the debt securities portfolio may extend. Conversely, if interest rates fall, the duration of the debt securities portfolio may decline. Since total securities include some callable bonds and mortgage-backed securities, security paydowns are likely to accelerate if interest rates fall or decline if interest rates rise. Changes in interest rates and related prepayment activity impact yields and fair values of TSFG’s securities. At March 31, 2010, securities had unamortized premiums of $33.4 million and unamortized discounts of $2.9 million, of which $27.0 million and $2.8 million, respectively, related to securities which are callable or subject to prepayment (i.e., mortgage-backed securities). Faster than expected paydowns would adversely impact yields and market values of securities with unamortized premiums while slower than expected paydowns would adversely impact yields and market values of securities with unamortized discounts.

Approximately 61% of mortgage-backed securities (“MBS”) are collateralized mortgage obligations (“CMOs”) with an average duration of 2.8 years. At March 31, 2010, approximately 12% of the MBS portfolio was variable rate or hybrid variable rate, where the rate adjusts on an annual basis after a specified fixed rate period, generally ranging from one to ten years.

Index

The majority of these securities are government or agency securities and, therefore, pose minimal credit risk. The net unrealized gain on securities available for sale (pre-tax) totaled $41.8 million at March 31, 2010, compared with $28.4 million at December 31, 2009, primarily due to a decrease in interest rates. If interest rates increase, credit spreads widen, and/or market illiquidity worsens, TSFG expects its net unrealized gain on securities available for sale to decrease and possibly become a net unrealized loss. See Item 1, Note 4 to the Consolidated Financial Statements for information about TSFG’s securities in unrealized loss positions.

Table 13 shows the credit risk profile of the securities portfolio.

Table 13
Investment Securities Portfolio Credit Risk Profile
(dollars in thousands)
	March 31, 2010		December 31, 2009
	Balance	% of Total	Balance	% of Total
Government and agency
U.S. Treasury	$2,055	0.1%	$2,045	0.1%
U.S. Government agencies (1)	286,352	12.3	79,707	3.6
Agency mortgage-backed securities (MBS) (1)(2)(3)	2,004,612	86.4	2,091,504	94.0
Total government and agency	2,293,019	98.8	2,173,256	97.7
State and municipal (3)(4)(5)
Pre-funded with collateral or AAA-rated backed by Texas Permanent School Fund or AAA-rated	4,076	0.2	19,392	0.9
Underlying issuer or collateral rated A or better (including South Carolina State Aid)	8,909	0.4	15,127	0.7
Underlying issuer or collateral rated BBB	1,987	0.1	2,337	0.1
Non-rated	2,339	0.1	2,519	0.1
Total state and municipal	17,311	0.8	39,375	1.8
Private label mortgage-backed securities AAA-rated (2)	7,628	0.3	8,504	0.4
Community bank stocks and other	2,045	0.1	1,782	0.1
Total securities	$2,320,003	100.0%	$2,222,917	100.0%

Percent of total securities:
Rated A or higher		99.7%		99.7%
Investment grade		99.8		99.8

(1)	At March 31, 2010, these amounts include, in the aggregate, $206 million and $1.7 billion related to senior debt and MBS, respectively, issued by FNMA and FHLMC.
(2)	Current policies restrict MBS/CMO purchases to agency-backed and a small percent of private-label securities and prohibit securities collateralized by sub-prime assets.
(3)
At March 31, 2010 and December 31, 2009, agency mortgage-backed securities include $85.7 million and $111.2 million, respectively, of securities held to maturity at amortized cost. At March 31, 2010 and December 31, 2009, state and municipal securities include $13.7 million and $16.2 million, respectively, of securities held to maturity at amortized cost.

(4)
Ratings shown above do not reflect the benefit of guarantees by bond insurers. At March 31, 2010, $4.1 million of municipal bonds are guaranteed by bond insurers. At December 31, 2009, $4.9 million of municipal bonds are guaranteed by bond insurers.

(5)
At March 31, 2010, the breakdown by current bond rating is as follows:  $0.2 million pre-funded with collateral or AAA-rated backed by Texas Permanent School Fund, $3.9 million AAA-rated, $10.9 million AA or A-rated, and $2.3 million non-rated.

Note:  Within each category, securities are ordered based on risk assessment from lowest to highest. TSFG holds no collateralized debt obligations.

Investments included in Other Assets. TSFG also invests in limited partnerships, limited liability companies (LLC's) and other privately held companies. These investments are included in other assets. In first quarter 2010, TSFG recorded $460,000 in other-than-temporary impairment on these investments. At March 31, 2010, TSFG's investment in these entities totaled $14.1 million, of which $7.1 million were accounted for under the cost method and $7.0 million were

Index

accounted for under the equity method. Since certain of these investments are real estate-related or banking industry-related, additional impairment in future periods is possible.

Carolina First Bank, as a member of the Federal Home Loan Bank ("FHLB") of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon its balances of residential mortgage loans, select commercial loans secured by real estate, and FHLB advances. FHLB stock is included in other assets at its original cost basis. At March 31, 2010 and December 31, 2009, FHLB stock totaled $58.8 million.

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

For information regarding interim goodwill impairment tests, refer to the Annual Report of TSFG on Form 10-K for the year ended December 31, 2009, specifically the section captioned “Goodwill” in “Balance Sheet Review” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. No formal interim impairment evaluation was performed at March 31, 2010 since there were no material changes to the assumptions and expectations used for the interim evaluation at September 30, 2009.

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

During the three months ended March 31, 2010, TSFG sold $10.1 million in OREO and incurred losses of $944,000. Due to continuing weak market conditions, TSFG records assets at 70% of the most recent appraised value. At March 31, 2010, the carrying value of OREO totaled $142.6 million, compared to $122.1 million at December 31, 2009, and was included in other assets. Table 14 presents a rollforward of OREO, while Table 15 presents an aging as of March 31, 2010 and Table 16 presents OREO by property type.

Table 14
OREO Rollforward
(dollars in thousands)
	Three Months Ended
	March 31,
	2010	2009
Balance at beginning of period	$122,086	$44,668
Loans transferred in	35,213	32,092
Proceeds from sales	(9,176)	(2,964)
Loss on sales	(944)	(124)
Write-downs	(4,548)	-
Balance at end of period	$142,631	$73,672

Index

Table 15
Number of Months in OREO at March 31, 2010
(dollars in thousands)

Less than three months	$34,102
Three months or more, but less than six months	33,939
Six months or more, but less than nine months	24,508
Nine months or more, but less than twelve months	19,769
Twelve months or more	30,313
Total OREO	$142,631

Table 16
OREO by property type at March 31, 2010
(dollars in thousands)

Land	$91,393
Commercial	27,200
Residential	17,836
Other	6,202
Total OREO	$142,631

Derivative Financial Instruments

Derivative financial instruments used by TSFG may include interest rate swaps, caps, collars, floors, options, futures and forward contracts. Derivative contracts are primarily used to hedge identified risks and also to provide risk-management products to customers. TSFG has derivatives that qualify for hedge accounting, derivatives that do not qualify for hedge accounting but otherwise achieve economic hedging goals (“economic hedges”), as well as derivatives that are used in trading and customer hedging programs. For purposes of potential valuation adjustments to its derivative assets, TSFG evaluates the credit risk of its counterparties, including bank customers with whom TSFG has entered into customer swaps. During first quarter 2010, TSFG recorded credit losses of $2.1 million on its customer swaps. Deterioration in customers’ credit and in TSFG’s ability to collect on the derivative assets associated with customer swaps could negatively impact TSFG’s consolidated financial statements. If we are in a receivable position with respect to our interest rate swaps with customers, the fair value of the derivative asset represents additional credit exposure to the customer (without additional collateral). At March 31, 2010, the total fair value of TSFG’s customer swap derivative assets was $26.9 million. See Note 8 to the Consolidated Financial Statements for additional information regarding derivatives.

In first quarter 2010, certain cash flow hedges with a notional amount of $265.0 million were terminated or de-designated, which locked in a gain of approximately $12 million that will be amortized to the statement of operations as the hedged cash flows impact earnings.

Deposits

Deposits remain TSFG's primary source of funds. Average customer deposits equaled 69.6% of average total funding in first quarter 2010. TSFG faces strong competition from other banking and financial services companies in gathering deposits. TSFG also maintains short and long-term wholesale sources including federal funds, repurchase agreements, Federal Reserve borrowings, brokered CDs, and FHLB advances to fund a portion of loan demand and, if appropriate, any increases in investment securities.

Table 17 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits, while Table 18 shows the breakdown of customer funding by type.

Index

Table 17
Type of Deposits
(dollars in thousands)
	March 31,		December 31,
	2010	2009	2009
Noninterest-bearing demand deposits	$1,109,153	$1,067,953	$1,124,404
Interest-bearing checking	1,030,056	1,098,585	1,060,470
Money market accounts	2,053,388	1,889,041	2,072,664
Savings accounts	367,573	203,106	322,924
Core deposits	4,560,170	4,258,685	4,580,462
Time deposits under $100,000	1,843,184	1,742,177	1,632,582
Time deposits of $100,000 or more	1,401,868	1,383,639	1,137,067
Customer deposits (1)	7,805,222	7,384,501	7,350,111
Brokered deposits	1,958,948	1,842,577	1,946,101
Total deposits	$9,764,170	$9,227,078	$9,296,212

Percentage of Deposits
Noninterest-bearing demand deposits	11.4%	11.6%	12.1%
Interest-bearing checking	10.5	11.9	11.4
Money market accounts	21.0	20.4	22.3
Savings accounts	3.8	2.2	3.5
Core deposits	46.7	46.1	49.3
Time deposits under $100,000	18.9	18.9	17.6
Time deposits of $100,000 or more	14.3	15.0	12.2
Customer deposits (1)	79.9	80.0	79.1
Brokered deposits	20.1	20.0	20.9
Total deposits	100.0%	100.0%	100.0%

(1)	TSFG defines customer deposits as total deposits less brokered deposits.

Table 18
Type of Customer Funding
(dollars in thousands)
	March 31,		December 31,
	2010	2009	2009
Customer deposits (1)	$7,805,222	$7,384,501	$7,350,111
Customer sweep accounts(2)	289,888	387,106	316,690
Customer funding	$8,095,110	$7,771,607	$7,666,801

(1)           TSFG defines customer deposits as total deposits less brokered deposits.
(2)           TSFG includes customer sweep accounts in short-term borrowings on its consolidated balance sheet.

At March 31, 2010, period-end customer funding increased $428.3 million from December 31, 2009, due to two time deposit promotions and the incorporation of a new floating rate time deposit product. Public deposits totaled approximately $821.7 million at March 31, 2010, compared to $749.1 million at December 31, 2009 and are generally subject to seasonal fluctuations.

While reported in short-term borrowings on the consolidated balance sheet, customer sweep accounts represent excess overnight cash to/from commercial customer operating accounts and are a source of funding for TSFG. Currently, sweep balances are generated through two products: 1) collateralized customer repurchase agreements ($274.8 million at March 31, 2010) and 2) Eurodollar deposits ($15.1 million at March 31, 2010). These balances are tied directly to commercial customer checking accounts and generate treasury services noninterest income.

TSFG has historically used brokered deposits and other borrowed funds as an alternative funding source while continuing its efforts to maintain and grow its local customer funding base. Effective April 30, 2010, Carolina First Bank is

Index

subject to certain limitations with respect to brokered deposits and the rates it can pay on certain customer deposits as stipulated in its Consent Order.

Average customer funding equaled 72.2% of average total funding for the first three months of 2010 and 67.5% for the first three months of 2009. Period-end customer funding remained relatively flat at 72.4% of total funding at March 31, 2010, compared to 71.4% at December 31, 2009. Although the Company more aggressively priced time deposits in first quarter 2010 to build excess liquidity to address whether the TAGP would be extended and to extend maturities of funding, TSFG expects to continue its focus on lowering its funding costs by trying to improve the customer funding level, mix, and rate paid. TSFG attempts to enhance its deposit mix by working to attract lower-cost transaction accounts through actions such as new transaction account opening goals, new checking products, and creating incentive plans to place a greater emphasis on lower-cost customer deposit growth. Deposit pricing is very competitive, and we expect this pricing environment to continue as banks compete for sources of liquidity and funding to replace funding which may not be available in the current environment.

In April 2010, the FDIC approved an interim final rule extending the TAGP from June 30, 2010 to December 31, 2010. TSFG elected to continue its participation in the program, through which all noninterest-bearing transaction accounts and certain interest-bearing checking accounts are fully guaranteed by the FDIC for the entire amount in the account (see “Deposit Insurance”). TSFG estimates that deposits that are neither insured nor collateralized would increase from approximately $327 million at March 31, 2010 to approximately $810 million without the benefit of the TAGP.

Table 19
Maturity Distribution of and Rates on Time Deposits
(dollars in thousands)

	Customer Time Deposits		Brokered Deposits		Total
	Balance	Average Rate	Balance	Average Rate	Balance

April 1, 2010 through June 30, 2010	$297,745	1.96%	$209,554	2.15%	$507,299
July 1, 2010 through September 30, 2010	1,001,899	2.94	184,563	1.77	1,186,462
October 1, 2010 through December 31, 2010	332,907	2.32	235,025	3.63	567,932
After December 31, 2010	1,612,501	2.37	1,329,806	2.64	2,942,307
Total outstanding	$3,245,052	2.51%	$1,958,948	2.62%	$5,204,000

Borrowed Funds

Table 20 shows the breakdown of borrowed funds by type.

Index

Table 20
Type of Borrowed Funds
(dollars in thousands)
	March 31,		December 31,
	2010	2009	2009
Short-Term Borrowings
Federal funds purchased and repurchase agreements	$25	$197,309	$25
Customer sweep accounts	289,888	387,106	316,690
Federal Reserve borrowings	-	750,000	-
Secured borrowings	1,769	-	-
Treasury, tax and loan note	8,965	7,673	5,987
Total short-term borrowings	300,647	1,342,088	322,702

Long-Term Borrowings
Repurchase agreements	125,000	200,000	125,000
FHLB advances, net of discount	751,776	467,717	752,646
Subordinated notes	206,704	206,704	206,704
Mandatorily redeemable preferred stock of REIT subsidiary	31,800	56,800	31,800
Note payable	704	756	719
Total long term borrowings	1,115,984	931,977	1,116,869
Total borrowings	1,416,631	2,274,065	1,439,571
Less: Customer sweep accounts	(289,888)	(387,106)	(316,690)
Add: Brokered deposits (1)	1,958,948	1,842,577	1,946,101
Total wholesale borrowings	$3,085,691	$3,729,536	$3,068,982

Wholesale borrowings as a % of total assets	24.8%	28.1%	25.8%

 (1)  TSFG includes brokered deposits in total deposits on its consolidated balance sheet.

TSFG uses both short-term and long-term borrowings to fund net growth of assets in excess of deposit growth. In first quarter 2010, average borrowings totaled $1.4 billion, compared with $2.4 billion in first quarter 2009. Period-end wholesale borrowings increased $16.7 million since December 31, 2009, primarily due to a slight increase in brokered CDs. During 2009, TSFG began shifting into borrowings with remaining maturities of more than one year in order to strengthen liquidity.

Capital and Liquidity

Capital

Effective April 30, 2010, Carolina First Bank’s Board of Directors entered into the Consent Order (see “Overview”). As a result of the Consent Order, the Bank is considered to be only adequately capitalized although all ratios at March 31, 2010 exceeded well-capitalized thresholds.

Shareholders' equity totaled $920.0 million, or 7.4% of total assets, at March 31, 2010 compared with $993.2 million, or 8.3% of total assets, at December 31, 2009. Shareholders’ equity decreased primarily due to the net loss in first quarter 2010, partially offset by an increase in the unrealized gain on securities available for sale (net of tax) included in accumulated other comprehensive income. Tangible common equity to tangible assets decreased to 2.90% at March 31, 2010, compared to 3.67% at December 31, 2009. During first quarter 2010, TSFG contributed $30 million to its subsidiary bank as a capital contribution.

Management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through (i) the conversion of certain debt and non-common equity instruments into common stock and/or cash; (ii) the issuance of additional equity through one or more public and/or private offerings; and/or (iii) a strategic sale of all or a portion of the Company. Additionally, TSFG is actively evaluating asset reductions and other balance sheet management strategies to ensure that the projected level of regulatory capital can support its balance sheet long-term.

Current market conditions for banking institutions, the overall uncertainty in financial markets, uncertainty around TSFG’s potential future credit losses, and the Company’s depressed stock price present significant challenges to the Company’s ability to issue additional equity in public or private offerings. An equity financing transaction that would result in capital

Index

in the amount being considered by TSFG would result in substantial dilution to the Company's current shareholders and could adversely affect the market price of the Company's common stock. There can be no assurance as to whether these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, due to existing regulatory restrictions on cash payments between Carolina First Bank and TSFG, TSFG may be unable to discharge its liabilities in the normal course of business. There can be no assurance that TSFG will be successful in any efforts to raise additional capital during 2010. The pursuit of strategic transaction alternatives may also involve significant expenses and management time and attention.

TSFG’s unrealized gain on securities available for sale and cash flow hedges, net of tax, which is included in accumulated other comprehensive income, increased to $37.4 million at March 31, 2010, compared with $30.9 million at December 31, 2009 due primarily to a decrease in long-term interest rates. If interest rates increase, TSFG expects its unrealized gain on securities available for sale to decrease, leading to a lower tangible common equity to tangible asset ratio.

Common book value per common share at March 31, 2010 and December 31, 2009 was $2.70 and $3.05, respectively. The decrease in common book value per common share was primarily due to the net loss during the period. Common tangible book value per common share at March 31, 2010 and December 31, 2009 was $1.64 and $1.98, respectively. Tangible book value was below book value as a result of goodwill and intangibles associated with acquisitions of entities and assets accounted for as purchases. At March 31, 2010, goodwill totaled $214.1 million, or $0.99 per share, and is not being amortized, while other intangibles totaled $14.7 million and will continue to be amortized.

TSFG is subject to the risk-based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. Table 21 sets forth various capital ratios for TSFG and Carolina First Bank.

Table 21
Capital Ratios

	March 31, 2010	To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
TSFG
Total risk-based capital	10.83%	n/a
Tier 1 risk-based capital	9.52	n/a
Leverage ratio	7.41	n/a

Carolina First Bank
Total risk-based capital	10.45%	10.00%
Tier 1 risk-based capital	8.85	6.00
Leverage ratio	6.87	5.00

(1)
The ratios presented are the amounts to be well capitalized under the various regulatory capital requirements administered by the federal banking agencies. On April 30, 2010, Carolina First Bank became subject to a regulatory Consent Order with the FDIC which requires that, within 120 days of the agreement, Carolina First Bank must increase its Tier 1 leverage ratio to 8% and its total risk-based capital ratio to 12%. Regardless of the Bank’s capital ratios, it is unable to be classified as “well capitalized” while it is operating under the Consent Order.

At March 31, 2010, trust preferred securities and shares of mandatorily redeemable preferred stock of a REIT subsidiary (“REIT preferred securities”) included in tier 1 capital totaled $200.5 million and $26.3 million, respectively. Under current regulatory guidelines and subject to certain limitations, debt associated with trust and REIT preferred securities qualifies for tier 1 capital treatment, although the allowable amounts can change as equity declines below certain levels. While a complete review of all the rules is beyond the scope of this document, it is important to be aware of certain limits that may begin to impact the Company’s ratios. The limitation regarding the inclusion of trust and REIT

Index

preferred securities in capital calculations impacts only the ratios calculated at the consolidated level and, accordingly, is not applicable to the Carolina First Bank ratios. (The trust preferred securities are not included in Carolina First Bank’s tier 1 capital since the related subordinated notes were issued by the parent company.) Regulatory rules allow trust and REIT preferred securities to be included in tier 1 capital up to 25.0% of the sum of selected tier 1 capital elements, including the trust and REIT preferred securities. Effective March 31, 2011, the 25.0% limitation will become more restrictive and could cause the Company’s tier 1 capital ratios to be negatively impacted. At March 31, 2010, trust and REIT preferred securities accounted for 26.2% of TSFG’s tier 1 capital.

Carolina First Bank is subject to certain regulatory restrictions on the amount of dividends it is permitted to pay. During 2009, TSFG suspended its common dividend. Future TSFG common dividends will depend upon a number of factors, including payment of the preferred stock dividends (including trust preferred and REIT preferred dividends), financial performance, capital requirements and assessment of capital needs. In first quarter 2010, TSFG suspended dividends on all remaining outstanding equity and capital instruments. Based on the Consent Order and the Fed Agreement, currently neither TSFG nor Carolina First Bank, nor any of their respective subsidiaries (including, but not limited to, the real estate investment trust subsidiary) are permitted to pay dividends on capital securities.

Liquidity

Liquidity management ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for debt service, manage operations on an ongoing basis, and capitalize on new business opportunities.

Liquidity is managed at two levels. The first is the liquidity of the parent company, which is the holding company that owns Carolina First Bank, the banking subsidiary. The second is the liquidity of the banking subsidiary. The management of liquidity at both levels is essential because the parent company and banking subsidiary each have different funding needs and sources, and each are subject to certain regulatory guidelines and requirements. In addition, Carolina First Bank is subject to limitations on the amount of funds that may be transferred to the parent company. At March 31, 2010, Carolina First Bank could not pay any dividend to the parent company. Through the Asset Liability Committee (“ALCO”), Corporate Treasury is responsible for planning and executing the funding activities and strategy.

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

As noted in Table 22 which follows, we have $2.3 billion of time deposits maturing over the remainder of 2010, with maturities of customer and brokered CDs accounting for $1.6 billion and $629.1 million, respectively. We expect to replace maturing customer CDs through ongoing efforts to grow customer deposits and various deposit campaigns, replacing any shortfall through wholesale borrowings. Our ability to replace maturing customer CDs and grow customer funding could be limited due to the deposit rate restrictions imposed by the Consent Order. Additionally, the Company cannot replace maturing brokered CDs without the prior approval of the FDIC.

Longer term funding needs have typically been met through a variety of wholesale sources, which have a broader range of maturities than customer deposits and add flexibility in liquidity planning and management. These wholesale sources include advances from the FHLB with longer maturities, brokered CDs, and instruments that qualify as regulatory capital, including trust preferred securities and subordinated debt. During 2009, TSFG shifted into borrowings with remaining maturities of more than one year in order to strengthen liquidity. Continued access to FHLB advances could be significantly diminished or eliminated based on regulatory restrictions, our financial condition, and/or our performance.

Under normal business conditions, the sources above are adequate to meet both the short-term and long-term funding needs of the Company; however, TSFG’s contingency funding plan establishes early warning triggers to alert management to potential negative liquidity trends. The plan provides a framework to manage through various scenarios – including identification of alternative actions and an executive management team to navigate through a crisis. Limits ensure that liquidity is sufficient to manage through crises of various degrees of severity, triggered by TSFG-specific events, such as regulatory actions, significant adverse changes to earnings, credit quality or credit ratings, or general industry or market events, such as market instability or adverse changes in the economy. Deposit balances which are not covered by FDIC insurance total approximately $804 million currently, and would increase to approximately $1.6 billion without the benefit of the FDIC’s TAGP, currently scheduled to expire at December 31, 2010. A significant portion of

Index

uninsured deposits are public fund deposits which are collateralized by investment securities. Loss of collateralized deposits in a liquidity crisis would be essentially liquidity-neutral to the extent released collateral could be sold or used to secure replacement wholesale funding.  Thus, the primary deposit-related liquidity risk relates to balances which are neither insured nor collateralized, which total approximately $327 million currently, and would increase to approximately $810 million without the benefit of the TAGP. Public deposits which are currently insured but which would be uninsured and would therefore require collateralization without the benefit of the TAGP totaled approximately $301 million at March 31, 2010. Free securities of $1.2 billion would meet incremental collateral needs and, along with surplus cash (including $1.1 billion of excess cash held at the Federal Reserve), represent reserves to address liquidity needs in a crisis scenario. If a liquidity issue presents itself, deposit promotions would be expected to yield significant in-flows of cash, but could be limited based on limitations on maximum interest rates imposed by the Consent Order.

There is no assurance that TSFG will, if it chooses to do so, be able to obtain new borrowings or issue additional equity on terms that are satisfactory. As a result, TSFG is currently maintaining a cash position in excess of normal levels. TSFG is also evaluating additional capital and cash management strategies including the potential sale of selected assets. While liquidity is an ongoing challenge for all financial institutions, management believes that TSFG’s available borrowing capacity and efforts to grow deposits are sufficient to provide the necessary funding for the remainder of 2010. However, management is prepared to take other actions if needed to manage through adverse liquidity conditions.

In managing its liquidity needs, TSFG focuses on its existing assets and liabilities, as well as its ability to enter into additional borrowings, and on the manner in which they combine to provide adequate liquidity to meet our needs. Table 22 summarizes future contractual obligations based on maturity dates as of March 31, 2010. Table 22 does not include payments which may be required under employment and deferred compensation agreements. In addition, Table 22 does not include payments required for interest and income taxes (see Item 1, Consolidated Statements of Cash Flows for details on interest and income taxes paid for the three months ended March 31, 2010).

Table 22
Contractual Obligations
(dollars in thousands)
	Payments Due by Period
	Total	Remainder of 2010	2011 and 2012	2013 and 2014	After 2014
Customer time deposits	$3,245,052	$1,632,551	$1,555,370	$39,385	$17,746
Brokered deposits	1,958,948	629,142	1,229,044	66,979	33,783
Total time deposits	5,204,000	2,261,693	2,784,414	106,364	51,529
Short-term borrowings	300,647	300,647	-	-	-
Long-term debt - parent company	206,704	-	-	-	206,704
Long-term debt - Carolina First Bank	910,851	134	681,416	200,267	29,034
Total long-term debt	1,117,555	134	681,416	200,267	235,738
Operating leases	170,561	12,773	33,673	29,529	94,586
Total contractual obligations	$6,792,763	$2,575,247	$3,499,503	$336,160	$381,853

TSFG enters into agreements in the normal course of business to extend credit to meet the financial needs of its customers. For amounts and types of such agreements at March 31, 2010, see “Off-Balance Sheet Arrangements.” Increased demand for funds under these agreements would reduce TSFG’s available liquidity and could require additional sources of liquidity.

Index

Results of Operations

Net Interest Income

Net interest income is TSFG’s primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and dividends on investment securities, and the interest incurred for the liabilities to support such assets. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate incurred on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis based on a 35% marginal federal income tax rate. Table 23 presents average balance sheets and a net interest income analysis on a tax-equivalent basis for the three months ended March 31, 2010 and 2009.

Index

Table 23
Comparative Average Balances - Yields and Costs
(dollars in thousands)
	Three Months Ended March 31,
	2010			2009
Assets	Average Balance	Income/Expense	Yield/Rate	Average Balance	Income/Expense	Yield/Rate
Earning assets
Commercial loans	$6,733,445	$75,019	4.52%	$8,086,559	$83,794	4.20%
Consumer loans	1,300,110	14,886	4.64	1,494,261	17,566	4.77
Indirect loans	216,604	4,074	7.63	607,548	10,845	7.24
Risk management derivatives tied to loans	-	4,881		-	11,914
Total loans (1)	8,250,159	98,860	4.86	10,188,368	124,119	4.94
Investment securities, taxable (2)	2,098,373	17,486	3.33	1,854,149	20,548	4.43
Investment securities, nontaxable (2) (3)	28,496	357	5.01	266,600	3,437	5.16
Total investment securities	2,126,869	17,843	3.36	2,120,749	23,985	4.52
Federal funds sold and interest-bearing bank balances (4)	450,754	284	0.26	124,394	1	-
Total earning assets	10,827,782	$116,987	4.37	12,433,511	$148,105	4.82
Non-earning assets	1,097,164			1,122,617
Total assets	$11,924,946			$13,556,128

Liabilities and Shareholders' Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$1,061,576	$698	0.27	$1,131,456	$865	0.31
Savings	345,349	845	0.99	196,974	529	1.09
Money market	2,056,328	5,465	1.08	1,913,927	7,779	1.65
Time deposits, excluding brokered deposits	2,946,198	18,557	2.55	3,199,427	28,867	3.66
Brokered deposits	1,862,855	12,119	2.64	1,905,805	16,803	3.58
Total interest-bearing deposits	8,272,306	37,684	1.85	8,347,589	54,843	2.66
Customer sweep accounts	284,498	225	0.32	455,781	298	0.27
Other borrowings	1,126,509	5,428	1.95	1,899,771	6,743	1.44
Total interest-bearing liabilities	9,683,313	43,337	1.82	10,703,141	61,884	2.34
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,088,131			1,021,400
Other noninterest-bearing liabilities	174,009			230,741
Total liabilities	10,945,453			11,955,282
Shareholders' equity	979,493			1,600,846
Total liabilities and shareholders' equity	$11,924,946			$13,556,128
Net interest income (tax-equivalent)		$73,650	2.75%		$86,221	2.80%
Less: tax-equivalent adjustment (3)		125			1,203
Net interest income		$73,525			$85,018

Supplemental data:
Customer funding (5)	$7,782,080	$25,790	1.34%	$7,918,965	$38,338	1.96%
Wholesale borrowings (6)	2,989,364	17,547	2.38	3,805,576	23,546	2.51
Total funding (7)	$10,771,444	$43,337	1.63%	$11,724,541	$61,884	2.14%

(1)	Nonaccrual loans are included in average balances for yield computations.
(2)	The average balances for investment securities exclude the unrealized gain/loss recorded for available for sale securities.
(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(4)
Prior to first quarter 2010, interest-bearing balances held at the Federal Reserve were included in non-earning assets, and the related interest income was utilized  to offset certain Federal Reserve account charges. Beginning first quarter 2010, these cash balances were included in interest-bearing bank balances, with amounts from prior periods reclassified to conform to the current presentation. The related amounts of interest income are prospectively included in net interest income beginning in first quarter 2010.

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

Index

Comparing first quarter 2010 to fourth quarter 2009, fully tax-equivalent net interest income decreased to $73.7 million from $81.4 million as a result of two fewer days, continued contraction in loan balances, and maturing balance sheet hedges, partially offset by lower funding costs and a decline in interest reversals on nonaccrual loans. The tax-equivalent net interest margin for first quarter decreased to 2.75%, down 12 basis points from 2.87% for fourth quarter 2009. The margin decline was primarily driven by the impact of $855 million of balance sheet management hedges that matured in fourth quarter 2009, which reduced net interest income by $3.2 million and the net interest margin by approximately 12 basis points.

Comparing first quarter 2010 to first quarter 2009, fully tax-equivalent net interest income decreased to $73.7 million for first quarter 2010 from $86.2 million for first quarter 2009. The tax-equivalent net interest margin for first quarter 2010 decreased to 2.75%, down 5 basis points from 2.80% for first quarter 2009, primarily due to an increased level of excess cash maintained as a liquidity management measure and maturing balance sheet hedges partially offset by downward pricing of deposits, particularly time deposits.

TSFG’s average earning assets were $10.8 billion for first quarter 2010 compared to $11.3 billion for fourth quarter 2009 and $12.4 billion for first quarter 2009. Average loans as a percentage of average earning assets were 76.2% for first quarter 2010 compared to 77.2% for fourth quarter 2009 and 81.9% for first quarter 2009. At March 31, 2010, approximately 56% of TSFG’s accruing loans were variable rate loans, the majority of which are tied to the prime rate. At March 31, 2010, loans with floating rates, primarily limited to prime or LIBOR, included loans with floors totaling $1.3 billion with an average floor of 5.15%. In addition, TSFG has entered into receive-fixed interest rate swaps to hedge the forecasted interest income from certain prime-based and LIBOR-based loans as part of its overall interest rate risk management. Certain of these swaps with a notional amount of $265.0 million were terminated or de-designated in first quarter 2010, which locked in a gain of approximately $12 million that will be amortized to the statement of operations as the hedged cash flows impact earnings.

Liquidity initiatives have had and are expected to continue to have a negative impact on the net interest margin due to the effect of low-yielding interest-bearing bank balances being included in average earning assets and the higher costs of longer-term funding exceeding the return on short-term assets. In addition, net interest income and the net interest margin have been negatively impacted by elevated levels of nonperforming assets and the reversal of accrued interest income as loans have been moved to nonaccrual status. In first quarter 2010, liquidity initiatives had an approximate adverse impact of 19 basis points on the net interest margin, while credit had an approximate adverse impact of 29 basis points.

Provision for Credit Losses

The provision for credit losses is recorded in amounts sufficient to bring the allowance for loan losses and the reserve for unfunded lending commitments to a level deemed appropriate by management. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for credit losses was $95.1 million in first quarter 2010, compared to $170.8 million and $142.6 million, respectively, in the three months ended December 31, 2009 and March 31, 2009. The lower provision largely reflected a decrease in the rate of migration of loans into higher risk categories combined with lower inflows into nonaccrual status.

Net loan charge-offs were $87.8 million, or 4.32% (annualized) of average loans held for investment, for first quarter 2010, compared with $142.9 million, or 6.52% (annualized), for fourth quarter 2009 and $109.1 million, or 4.36% (annualized), for first quarter 2009. The allowance for credit losses equaled 4.75% of loans held for investment as of March 31, 2010, compared to 4.45% and 2.84%, respectively, as of December 31, 2009 and March 31, 2009. Despite some improvement in first quarter 2010, management expects the level of charge-offs and provision expense to remain elevated relative to historical trends due to the current credit environment. See “Loans,” “Credit Quality,” and “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments.”

Index

Noninterest Income

Table 24 shows the components of noninterest income.

Table 24
Components of Noninterest Income
(dollars in thousands)
	Three Months Ended
	March 31,
	2010	2009
Service charges on deposit accounts	$9,223	$9,268
Debit card income, net	2,216	1,925
Customer service fee income	1,126	1,209
Total customer fee income	12,565	12,402

Insurance income	1,876	2,457
Retail investment services, net	1,587	2,010
Trust and investment management income	1,102	1,465
Benefits administration fees	-	642
Total wealth management income	4,565	6,574

Bank-owned life insurance income	2,444	2,502
Mortgage banking income	1,289	1,205
Gain on certain derivative activities	59	1,135
Loss on securities	(389)	(2,954)
Merchant processing income, net	-	610
Other	599	2,267
Total noninterest income	$21,132	$23,741

Noninterest income decreased to $21.1 million in first quarter 2010 from $23.7 million in first quarter 2009, partly due to the third quarter 2009 sale of three ancillary businesses: the merchant processing portfolio, a financial planning group, and a retirement plan administrator. Although these sales resulted in a gain in third quarter 2009, they reduced the respective line items in which the businesses were previously included. For first quarter 2009, these businesses reported $2.1 million in noninterest income ($610,000 merchant processing income, $642,000 benefits administration fees, and $845,000 included in wealth management income).

Debit card income increased due to increased transactions. Mortgage banking income increased 7.0% in first quarter 2010 compared to first quarter 2009. Mortgage loans originated by TSFG originators totaled $52.3 million and $75.3 million in the first three months of 2010 and 2009, respectively. Gain on certain derivative activities decreased in first quarter 2010 partly due to a reduction in both ineffectiveness and acceleration of gains of cash flow hedges (many of which matured or were terminated in fourth quarter 2009 and first quarter 2010), while loss on securities decreased primarily as a result of lower other than temporary impairment charges.

Reductions in the values of our customer swap portfolio attributable to increased credit adjustments resulted in a net loss on customer swaps of $1.3 million for first quarter 2010 (included in other noninterest income), compared to $574,000 of income in first quarter 2009. At March 31, 2010, the fair value of swaps in this portfolio which were in an asset position was $26.9 million, net of a $3.0 million established reserve for credit losses.

Comparing first quarter 2010 to fourth quarter 2009, noninterest income decreased to $21.1 million from $28.6 million, primarily due to a $389,000 loss on securities (largely attributable to a write-down on certain equity investments) in first quarter 2010 compared to a $6.7 million gain on securities (largely attributable to the sale of municipal securities) in fourth quarter 2009. Excluding the gain/loss on securities, noninterest income decreased slightly, primarily due to a decline in customer fee and other income, partially offset by an improvement in bank-owned life insurance income.

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

Index

Noninterest Expenses

Table 25 shows the components of noninterest expenses.

Table 25
Components of Noninterest Expenses
(dollars in thousands)
	Three Months Ended
	March 31,
	2010	2009
Salaries and wages	$29,836	$35,191
Employee benefits	4,512	8,923
Severance related benefits	878	-
Total salaries and wages and employee benefits	35,226	44,114

Occupancy	9,700	9,436
Regulatory assessments	7,150	4,655
Furniture and equipment	6,606	6,945
Write-downs/loss on other real estate owned	5,492	124
Professional services	5,329	4,507
Project NOW expense	-	1,298
Loan collection and foreclosed asset expense	4,692	4,891
Telecommunications	1,536	1,526
Advertising and business development	1,169	1,281
Amortization of intangibles	1,009	1,291
Loss on non-mortgage loans held for sale	-	1,838
Loss on repurchase of auction rate securities	-	676
Other	5,744	7,659
Total noninterest expenses	$83,653	$90,241

Noninterest expenses decreased to $83.7 million in first quarter 2010 from $90.2 million in first quarter 2009, largely due to the continuation of expense control initiatives throughout the Company. As a result of these initiatives, salaries and wages (excluding severance related benefits) and employee benefits decreased $9.8 million for first quarter 2010 compared to first quarter 2009, as full-time equivalent employees declined to 2,144 at March 31, 2010 from 2,430 at March 31, 2009. In first quarter 2010, TSFG recorded severance related benefits of $878,000 associated with staff reduction initiatives implemented during the quarter. First quarter 2010 also reflects a decrease in the 401k match (from 6% of employee contributions to 3% effective second quarter 2009) and the restructuring of certain executive retirement plans. Regulatory assessments increased $2.5 million based in part on TSFG’s participation in the TAGP related to noninterest-bearing deposit accounts and across-the-board rate increases designed to replenish the FDIC’s Deposit Insurance Fund. FDIC insurance premiums are expected to increase based in part on the adoption of a uniform three-basis point increase to assessment rates effective on January 1, 2011 (see “Deposit Insurance”). Actions by regulatory agencies could also cause our assessments to increase. Loss on other real estate owned increased $5.4 million due primarily to write-downs on OREO. First quarter 2009 included operating expenses associated with ancillary businesses sold in third quarter 2009.

Comparing first quarter 2010 to fourth quarter 2009, noninterest expenses decreased to $83.7 million from $103.2 million, primarily due to lower credit-related expenses and personnel costs, partially offset by higher professional fees and FDIC insurance premiums. Credit-related expenses decreased $13.5 million. Personnel costs (excluding severance related benefits) declined $4.0 million, partly due to the restructure of certain executive retirement plans during the quarter. In addition, fourth quarter 2009 included a $3.5 million impairment charge for long lived assets related to the corporate campus, which is being marketed for sale.

Noninterest expenses can be volatile due to the level of collection efforts on nonperforming loans, holding costs of foreclosed property, and the timing of write-downs on foreclosed properties due to declines in value of properties or as updated information is obtained.

Index

Income Taxes

Income tax benefit as a percentage of pretax loss was 4.2% for the three months ended March 31, 2010. Income tax expense differed from the amount computed by applying TSFG’s statutory U.S. federal income tax rate of 35% to pretax loss for the three months ended March 31, 2010 primarily due to the valuation allowance recorded against the net deferred tax asset. The recorded benefit reflects the impact on the deferred tax valuation allowance of the increase to accumulated other comprehensive income (“OCI”). Income tax benefit as a percentage of pretax loss was 40.1% for the three months ended March 31, 2009. Income tax benefit differed from the amount computed by applying TSFG’s statutory U.S. federal income tax rate of 35% to pretax income for the three months ended March 31, 2009 primarily as a result of permanent tax preference items and credits. Until the valuation allowance is released, income taxes from operations will reflect tax benefits recognized year-to-date from changes in OCI and adjustments to tax reserves, if any.

At March 31, 2010, TSFG’s net deferred tax asset before the valuation allowance was $318.5 million, and the Company had federal income tax net operating loss (“NOL”) carryforwards of approximately $544 million. If an ownership change were to occur as a result of TSFG’s capital activities, it is possible that limitations will be placed on our ability to utilize certain pre-change or recognized built-in losses for which we currently have a net deferred tax asset. The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes (including transactions beyond our control), including the issuance or exercise of rights to acquire stock, the purchase or sale of stock by 5% stockholders, as defined in the Treasury regulations, and the offering of stock by TSFG during any three-year period resulting in an aggregate change of more than 50% in the beneficial ownership of TSFG. Based on available information, the Company has estimated that the aggregate percentage ownership change over the testing period through the current date is approximately 45%. For additional information regarding these potential limitations, refer to TSFG’s Annual Report on Form 10-K for the year ended December 31, 2009, specifically the section captioned “Critical Accounting Policies and Estimates – Income Taxes” in Item 7.

Enterprise Risk Management

Pages 68 through 72 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2009 provide a discussion of overall Enterprise Risk Management, Derivatives and Hedging Activities, Economic Risk, Credit Risk, Liquidity Risk, Operational Risk, and Compliance and Litigation Risk.

Market Risk and Asset/Liability Management

There has been no significant change to the market risk and asset/liability management methodology as disclosed in TSFG’s 2009 Form 10-K. The interest sensitivity analysis which follows has been updated for March 31, 2010 numbers.

Interest Sensitivity Analysis. As discussed on pages 68 and 69 of TSFG’s 2009 Form 10-K, TSFG uses a simulation model to analyze various interest rate scenarios in order to monitor interest rate risk. The information presented in Tables 26 and 27 are not projections, and are presented with static balance sheet positions. This methodology allows for an analysis of our inherent risk associated with changes in interest rates. There are some similar assumptions used in both Table 26 and 27. These include, but are not limited to, the following:

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

Table 26 reflects the sensitivity of net interest income to changes in interest rates. It shows the effect that the indicated changes in interest rates would have on net interest income over the next 12 months compared with the base case or flat interest rate scenario. The base case or flat scenario assumes interest rates stay at March 31, 2010, and 2009 levels, respectively. The increase in interest rate sensitivity from March 31, 2009 is primarily due to the increased liquidity position, which is invested in overnight funding. The increased asset sensitivity position is partially offset by growth in variable rate customer time deposits tied to the prime rate.

Index

Table 26
Net Interest Income at Risk Analysis
	Annualized Hypothetical Percentage Change in Net Interest Income
Interest Rate Scenario (1)	March 31,
	2010	2009
2.00%	4.5%	1.8%
1.00	2.2	1.0
Flat	-	-
(1.00)(2)	n/a	n/a
(2.00)(2)	n/a	n/a

(1)	Net interest income sensitivity is shown for gradual rate shifts over a 12 month period.
(2)	Due to the current low rate environment, downward rate shifts were not run.

Table 27 reflects the sensitivity of the economic value of equity (“EVE”) to changes in interest rates. EVE is a measurement of the inherent, long-term balance sheet-related economic value of TSFG (defined as the fair value of all assets minus the fair value of all liabilities and their associated off balance sheet amounts) at a given point in time. Table 27 shows the effect that the indicated changes in interest rates would have on the fair value of net assets at March 31, 2010 and 2009, respectively, compared with the base case or flat interest rate scenario. The base case or flat scenario assumes interest rates stay at March 31, 2010 and 2009 levels, respectively. The increase in the dollar change in EVE at March 31, 2010 compared to March 31, 2009 is due to increased sensitivity of customer and brokered time deposits.

Table 27
Economic Value of Equity Risk Analysis
	Annualized Hypothetical Dollar Change in Economic Value of Equity
Interest Rate Scenario (1)	March 31,
	2010	2009
2.00%	$9,245	$(72,675)
1.00	16,449	(12,460)
Flat	-	-
(1.00)(2)	n/a	n/a
(2.00)(2)	n/a	n/a

(1)	The rising 100 and 200 basis point and falling 100 and 200 basis point interest rate scenarios assume an instantaneous and parallel change in interest rates along the entire yield curve.
(2)	Due to the current low rate environment, downward rate shifts were not run.

There are material limitations with TSFG’s models presented in Tables 26 and 27, which include, but are not limited to, the following:

•	the flat scenarios are base case and are not indicative of historical results;
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

Index

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At March 31, 2010, TSFG’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated its disclosure controls and procedures as currently in effect. Based on this evaluation, TSFG’s management concluded that as of March 31, 2010, TSFG’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by TSFG in the reports filed or submitted by it under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by TSFG in such reports was accumulated and communicated to TSFG’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

TSFG continually assesses the adequacy of its internal control over financial reporting and strives to enhance its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in TSFG’s internal control over financial reporting identified in connection with its assessment during the quarter ended March 31, 2010 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, TSFG’s internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 9 to the Consolidated Financial Statements for a discussion of legal proceedings.

Item 1A. Risk Factors

Except as referenced below, there have been no material changes to the risk factors previously disclosed under Item 1A (pages 10-19) of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Risk Factors”).

The Risk Factors should be read in light of the fact that the Consent Order and the Fed Agreement have been entered into, as discussed above. While the Company cannot predict the impact of the Consent Order and the Fed Agreement, failure to meet the obligations set forth in these agreements could have a material adverse effect on the Company and its operations (including resulting in a potential receivership with respect to the Bank). If the Company is unable to raise the capital required or otherwise comply with the terms of the Consent Order, further regulatory actions (including actions up to the implementation of a receivership) could be taken, and its ability to operate as a going concern could be negatively impacted.  Furthermore, because such consent orders are public, there could be an adverse customer or market reaction to the announcement of the Consent Order.

The Risk Factors should be read in light of the fact that the FDIC’s temporary transactional account guarantee program was extended through December 31, 2010.

The Risk Factor related to credit ratings should be read in light of the fact that Standard and Poor’s, Moody’s and DBRS have suspended their ratings of the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

TSFG has repurchased shares of our common stock in private transactions and open-market purchases, as authorized by our Board. The amount and timing of stock repurchases will be based on factors, including but not limited to, management’s assessment of TSFG’s capital structure and liquidity, the market price of TSFG’s common stock  compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal, and accounting matters. The following table presents information about our stock repurchases for the three months ended March 31, 2010.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (in thousands)
January 1, 2010 to January 31, 2010	5,775	(1)	$0.45	-	$-
February 1, 2010 to February 28, 2010	708	(1)	0.52	-	-
March 1, 2010 to March 31, 2010	-		-	-	-
Total	6,483		$0.46	-	$-

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

Index

Item 3.    Defaults upon Senior Securities

During first quarter 2010, TSFG suspended dividend payments on its preferred stock and all remaining outstanding equity and capital instruments. (This suspension of dividends does not constitute a default under the applicable documents governing such instruments.) As a result, the Company is in arrears in the payment of dividends with respect to the Series 2008-T Preferred Stock, trust preferred securities, and REIT preferred securities, all of which are cumulative preferred securities. The Company has also suspended the quarterly dividends (which total $116,000) on its Series 2008D-V and Series 2008D-NV Preferred Stock, although such dividends are non-cumulative. As of the date of the filing of this report, the arrearage with respect to the Series 2008-T Preferred Stock, trust preferred securities, and REIT preferred securities held by third parties was $4.3 million, $896,000, and $1.6 million, respectively, or $6.8 million in the aggregate.

Item 4.    Reserved

Item 5.    Other Information

None.

Item 6.    Exhibits

10.1	Consent Order effective April 30, 2010

10.2	Federal Reserve Agreement effective May 4, 2010

31.1	Certificate of the Principal Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Principal Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Note for non-filed versions of this Form 10-Q
The above exhibits may be found on TSFG’s electronic filing of its March 31, 2010 Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”) and is accessible at no cost on TSFG’s web site, www.thesouthgroup.com, through the Investor Relations link. TSFG’s SEC filings are also available through the SEC’s web site at www.sec.gov.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, TSFG has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The South Financial Group, Inc.

Date: May 5, 2010	/s/ James R. Gordon
James R. Gordon
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)