Form 10-Q
period 2010-06-30
SOUTH FINANCIAL GROUP INC
filed 2010-08-06
CIK 797871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____ to____

Commission file number 0-15083

The South Financial Group, Inc.
(Exact Name of Registrant as Specified in Its Charter)

South Carolina	57-0824914
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

102 South Main Street, Greenville, South Carolina	29601
(Address of Principal Executive Offices)	(Zip Code)

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

The number of outstanding shares of the issuer's $1.00 par value common stock as of August 3, 2010 was 216,403,004.

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data) (Unaudited)

	June 30,		December 31,
	2010	2009	2009
Assets
Cash and due from banks	$133,231	$151,272	$190,346
Interest-bearing bank balances	1,027,401	152,187	192,962
Securities
Available for sale, at fair value	2,145,352	1,744,633	2,095,401
Held to maturity (fair value $0, $147,203 and $129,496, respectively)	-	146,469	127,516
Total securities	2,145,352	1,891,102	2,222,917
Loans held for sale	31,457	40,290	15,758
Loans held for investment	7,658,395	9,306,009	8,386,127
Less: Allowance for loan losses	(394,155)	(285,290)	(365,642)
Net loans held for investment	7,264,240	9,020,719	8,020,485
Bank-owned life insurance	302,036	298,946	302,830
Premises and equipment, net	253,547	273,365	261,523
Accrued interest receivable	34,003	40,517	37,304
Goodwill	-	221,650	214,118
Other intangible assets, net	13,690	19,282	15,707
Other assets	390,412	478,901	421,032
Total assets	$11,595,369	$12,588,231	$11,894,982

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing retail and commercial deposits	$1,100,373	$1,099,743	$1,124,404
Interest-bearing retail and commercial deposits	6,579,981	6,233,137	6,225,707
Total retail and commercial deposits	7,680,354	7,332,880	7,350,111
Brokered deposits	1,748,799	2,055,772	1,946,101
Total deposits	9,429,153	9,388,652	9,296,212
Short-term borrowings	263,267	343,154	322,702
Long-term debt	1,116,206	1,126,435	1,116,869
Accrued interest payable	50,640	72,699	36,658
Other liabilities	119,282	148,038	129,367
Total liabilities	10,978,548	11,078,978	10,901,808

Commitments and contingencies (Note 10)

Shareholders' equity
Preferred stock-no par value; authorized 10,000,000 shares; issued and outstanding 347,000, 537,026, and 351,650 shares, respectively	332,943	519,406	335,783
Common stock-par value $1 per share; authorized 325,000,000 shares; issued and outstanding 216,403,004, 160,248,170, and 215,455,541 shares, respectively	216,403	160,248	215,456
Surplus	1,350,001	1,191,170	1,344,984
Retained deficit	(1,326,546)	(403,296)	(934,598)
Accumulated other comprehensive income, net of deferred taxes	43,606	41,115	30,938
Other, net	414	610	611
Total shareholders' equity	616,821	1,509,253	993,174
Total liabilities and shareholders' equity	$11,595,369	$12,588,231	$11,894,982

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest Income
Interest and fees on loans	$95,195	$121,823	$194,055	$245,942
Interest and dividends on securities:
Taxable	17,468	18,140	34,954	38,688
Exempt from federal income taxes	111	2,072	343	4,306
Total interest and dividends on securities	17,579	20,212	35,297	42,994
Interest on interest-bearing bank balances and short-term investments	489	-	773	1
Total interest income	113,263	142,035	230,125	288,937
Interest Expense
Interest on deposits	38,046	49,541	75,730	104,384
Interest on short-term borrowings	222	644	451	1,790
Interest on long-term debt	5,527	5,920	10,951	11,815
Total interest expense	43,795	56,105	87,132	117,989
Net Interest Income	69,468	85,930	142,993	170,948
Provision for Credit Losses	113,884	131,337	209,007	273,964
Net interest income after provision for credit losses	(44,416)	(45,407)	(66,014)	(103,016)
Noninterest Income	36,965	32,272	58,097	56,013
Noninterest Expenses	305,453	136,188	389,106	226,429
Loss before income taxes	(312,904)	(149,323)	(397,023)	(273,432)
Income tax benefit	(3,359)	(59,647)	(6,884)	(109,353)
Net Loss	(309,545)	(89,676)	(390,139)	(164,079)
Preferred stock dividends	(4,446)	(6,726)	(8,783)	(15,814)
Deemed dividend resulting from accretion of discount	(912)	(857)	(1,810)	(1,701)
Deemed dividend resulting from induced conversion	-	(13,986)	-	(20,461)
Amounts allocated to participating security holders	-	(240)	-	(241)
Net Loss Available to Common Shareholders	$(314,903)	$(111,485)	$(400,732)	$(202,296)

Average Common Shares Outstanding, Basic	215,987	90,987	215,756	86,629
Average Common Shares Outstanding, Diluted	215,987	90,987	215,756	86,629
Loss Per Common Share, Basic	$(1.46)	$(1.23)	$(1.86)	$(2.34)
Loss Per Common Share, Diluted	(1.46)	(1.23)	(1.86)	(2.34)
Dividends Per Common Share	-	0.01	-	0.02

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data) (Unaudited)

	Shares of Common Stock	Common Stock	Preferred Stock	Surplus	Retained Deficit And Other	Accumulated Other Comprehensive Income, Net	Total
Balance, December 31, 2008	74,643,649	$74,644	$566,379	$1,135,920	$(198,970)	$42,558	$1,620,531
Net loss	-	-	-	-	(164,079)	-	(164,079)
Other comprehensive loss, net of income tax of $188	-	-	-	-	-	(1,443)	(1,443)
Comprehensive loss	-	-	-	-	-	-	(165,522)
Common dividends declared ($0.02 per share)	-	-	-	-	(2,452)	-	(2,452)
Preferred dividends declared	-	-	-	-	(15,814)	-	(15,814)
Accretion of discount on preferred stock	-	-	1,701	-	(1,701)	-	-
Common stock activity:
Issuance of common stock	75,000,000	75,000	-	(5,100)	-	-	69,900
Conversion of preferred stock	9,988,306	9,988	(48,674)	58,848	(20,461)	-	(299)
Restricted stock plan	325,784	326	-	389	-	-	715
Director compensation	144,763	145	-	102	-	-	247
Dividend reinvestment plan	79,114	79	-	61	-	-	140
Employee stock purchase plan	67,204	67	-	68	-	-	135
Stock option expense	-	-	-	1,372	-	-	1,372
Other, net	(650)	(1)	-	(490)	791	-	300
Balance, June 30, 2009	160,248,170	$160,248	$519,406	$1,191,170	$(402,686)	$41,115	$1,509,253

Balance, December 31, 2009	215,455,541	$215,456	$335,783	$1,344,984	$(933,987)	$30,938	$993,174
Net loss	-	-	-	-	(390,139)	-	(390,139)
Other comprehensive income, net of income tax of $6,821	-	-	-	-	-	12,668	12,668
Comprehensive loss	-	-	-	-	-	-	(377,471)
Accretion of discount on preferred stock	-	-	1,810	-	(1,810)	-	-
Common stock activity:
Dividend reinvestment plan	59,547	59	-	(28)	-	-	31
Employee stock purchase plan	123,911	124	-	(40)	-	-	84
Restricted stock plan	48,622	49	-	417	-	-	466
Conversion of preferred stock	715,383	715	(4,650)	3,911	-	-	(24)
Common and preferred stock released by trust for deferred compensation	-	-	-	-	501	-	501
Deferred compensation payable in stock	-	-	-	-	(697)	-	(697)
Stock option expense	-	-	-	757	-	-	757
Balance, June 30, 2010	216,403,004	$216,403	$332,943	$1,350,001	$(1,326,132)	$43,606	$616,821

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities
Net loss	$(390,139)	$(164,079)
Adjustments to reconcile net loss to net cash provided by operating activities
Provision for credit losses	209,007	273,964
Depreciation, amortization, and accretion, net	25,318	18,749
Impairment of long-lived assets	-	17,376
Loss on other real estate owned	14,886	12,997
Loss on non-mortgage loans held for sale	-	11,299
Share-based compensation expense	1,241	2,737
Goodwill impairment	214,118	2,511
Gain on early extinguishment of debt	-	(3,043)
Gain on certain derivative activities	(632)	(2,220)
Gain on securities	(10,098)	(1,626)
Gain on sale of mortgage loans	(1,962)	(1,263)
(Gain) loss on disposition of premises and equipment	(10)	149
Origination of loans held for sale	(122,198)	(198,882)
Sale of loans held for sale and principal repayments	111,178	220,306
Decrease (increase) in other assets	50,206	(80,136)
(Decrease) increase in other liabilities	(1,359)	1,262
Net cash provided by operating activities	99,556	110,101

Cash Flows from Investing Activities
Sale of securities available for sale	198,676	131,466
Maturity, redemption, call, or principal repayments of securities available for sale	271,211	390,889
Maturity, redemption, call, or principal repayments of securities held to maturity	36,541	7,467
Purchase of securities available for sale	(456,842)	(194,069)
Purchase of securities held to maturity	-	(131,435)
Sale of securities held to maturity	57,168	-
Repayments of loans held for investment, net of originations	443,295	232,690
Sale of loans originally held for investment	36,009	305,312
Sale of other real estate owned	23,941	13,985
Sale of premises and equipment	294	7
Purchase of premises and equipment	(3,863)	(25,968)
Net cash provided by investing activities	606,430	730,344

Cash Flows from Financing Activities
Increase (decrease) in deposits, net	130,967	(16,496)
Decrease in short-term borrowings	(59,435)	(1,283,247)
Issuance of long-term debt	-	550,000
Payment of long-term debt	(89)	(129,030)
Issuance of common stock	-	69,900
Cash dividends paid on common stock	-	(1,595)
Cash dividends paid on preferred stock	-	(18,429)
Conversion of preferred stock	-	(299)
Other common stock activity	(105)	(175)
Net cash provided by (used for) financing activities	71,338	(829,371)
Net change in cash and cash equivalents	777,324	11,074
Cash and cash equivalents at beginning of period	383,308	292,385
Cash and cash equivalents at end of period	$1,160,632	$303,459

Supplemental Cash Flow Data
Interest paid, net of amounts capitalized	$71,791	$114,683
Income tax (refunds) payments, net	(20,751)	(47,041)
Significant non-cash investing and financing transactions:
Unrealized gain on available for sale securities	27,093	19,240
Securities transferred to available for sale from held to maturity	34,930	-
Loans transferred to other real estate owned	64,140	76,259
Loans transferred from held for investment to held for sale	40,861	346,471
Conversion/exchange of preferred stock	4,650	143,174

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

Nature of Operations

TSFG is a bank holding company headquartered in Greenville, South Carolina that offers a broad range of financial products and services, including banking, treasury management, investments, wealth management, and private banking services. TSFG’s banking subsidiary Carolina First Bank conducts banking operations in South Carolina and North Carolina (as Carolina First) and in Florida (as Mercantile). TSFG also owns several non-bank subsidiaries. At June 30, 2010, TSFG operated through 83 branch offices in South Carolina, 66 in Florida, and 27 in North Carolina. In South Carolina, the branches are primarily located in the state’s largest metropolitan areas. The Florida operations are principally concentrated in the Jacksonville, Orlando, Tampa Bay, Southeast Florida, and Gainesville areas. The North Carolina branches are primarily located in the Hendersonville and Asheville areas of western North Carolina and in the Wilmington area of eastern North Carolina.

Going Concern Considerations

The Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. These Consolidated Financial Statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. Management continues to assess a number of factors including liquidity, capital, asset quality, and profitability that affect our ability to continue in operation, as well as the proposed merger with The Toronto-Dominion Bank (“TD”), discussed below.

As described in Note 12, Regulatory Matters, Carolina First Bank is currently operating under a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the South Carolina State Board of Financial Institutions (the “Consent Order”). In addition, The South Financial Group, Inc. has entered into a Written Agreement (the “Fed Agreement”) with the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

On May 16, 2010, the Company entered into a definitive agreement (“The Merger Agreement”) with TD providing for the merger of The South Financial Group, Inc. and a wholly-owned subsidiary of TD. Completion of the merger requires, among other things, the approval of TSFG’s shareholders and customary regulatory approvals. See Note 13, Definitive Agreement, for additional information regarding the proposed transaction. Although TSFG expects the merger to occur in September 2010, there can be no assurance that the merger will be consummated or, if consummated, when the merger will occur.

If the merger is not consummated and if TSFG is otherwise unable to raise capital, due to existing regulatory restrictions on cash payments between Carolina First Bank and TSFG, TSFG may be unable to continue as a going concern, and any continued independent operation would likely depend upon the ability to raise additional capital. There can be no assurance that TSFG will be successful in any efforts to raise such capital. Also, the pursuit of any additional strategic alternative transactions would involve significant expenses and management time and attention.

Both the parent company and Carolina First Bank actively manage liquidity and cash flow needs. The parent company does not have any debt maturing during 2010 or 2011. TSFG has suspended its common and preferred

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

dividends to shareholders. At June 30, 2010, the parent company had $25.8 million of cash and cash equivalents. During the first six months of 2010, the parent company contributed $30.0 million to its subsidiary bank as a capital contribution.

Cash and cash equivalents at the banking subsidiary at June 30, 2010 were approximately $1.2 billion. Carolina First Bank has $90,000 of long-term debt and $419.5 million in brokered CDs maturing in the remaining six months of 2010. Liquidity at the bank level is dependent upon the deposit franchise which funds 81.3% of the Company’s assets (or 66.2% excluding brokered CDs). During April 2010, the FDIC approved an interim final rule extending the Transaction Account Guarantee Program (“TAGP”), which provides full FDIC coverage for noninterest-bearing transaction deposit accounts and certain interest-bearing checking accounts, from June 30, 2010 to December 31, 2010 (and subject to extension for an additional one year as determined by the FDIC). On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Act permanently increases the statutory standard maximum deposit insurance amount to $250,000. In addition, the Act provides, for all insured depository institutions, full deposit insurance coverage for noninterest-bearing transaction accounts for 2 years starting December 31, 2010. Deposit balances which are not covered by FDIC insurance total approximately $764 million currently, and would increase to approximately $1.1 billion without the benefit of the FDIC’s TAGP, but incorporating benefits of the Dodd-Frank Act. A significant portion of uninsured deposits are public fund deposits which are collateralized by investment securities. Loss of collateralized deposits in a liquidity crisis would be essentially liquidity-neutral to the extent released collateral could be sold or used to secure replacement wholesale funding. Thus, the primary deposit-related liquidity risk relates to balances which are neither insured nor collateralized, which total approximately $387 million currently, and would increase to approximately $449 million without the benefit of the TAGP, but incorporating benefits of the Dodd-Frank Act. Public deposits which are currently insured but which would be uninsured and would therefore require collateralization without the benefit of the TAGP totaled approximately $252 million at June 30, 2010. Free securities, which totaled $923 million at June 30, 2010, would be available to meet incremental collateral needs and, along with surplus cash, represent reserves to address liquidity needs in a crisis scenario. If a liquidity issue presents itself, deposit promotions may yield in-flows of cash, but such a strategy could be limited based on limitations on maximum interest rates imposed on TSFG by the Consent Order.

Based on current and expected liquidity needs and sources, as well as the probable completion of the TD merger, and excluding a liquidity crisis, management expects TSFG to be able to meet its obligations at least through June 30, 2011. However, if the Company is unable to consummate the merger with TD or otherwise comply with the terms of the Consent Order, its banking regulators could take further action, which could include actions (including the implementation of a receivership) that would have a material adverse effect on the Company’s business, results of operations and financial position.

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2010 presentation with no impact on shareholders’ equity or net loss as previously reported. In particular, beginning first quarter 2010, TSFG reclassified interest-bearing balances held at the Federal Reserve from cash and due from banks to interest-bearing bank balances. Amounts for prior periods (including $192.8 million at December 31, 2009 and $152.2 million at June 30, 2009) have been reclassified to conform to the current presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing bank balances, and federal funds sold. Generally, both cash and cash equivalents have maturities of three months or less, and accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value. At June 30, 2010, interest-bearing cash balances held at the Federal Reserve totaled $1.0 billion and are included in interest-bearing bank balances.

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

Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset

Accounting Standards Update No. 2010-18 (“ASU 2010-18”), “Receivables: Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset,” allows a company to make a one-time election to prospectively terminate accounting for loans as a pool. Companies shall apply this election on a pool-by-pool basis. In addition, this election does not preclude an entity from accounting for future loan acquisitions as a pooled unit of accounting.  This ASU is effective for any modification of a loan (or loans) accounted for within a pool occurring in interim or annual periods ending on or after July 15, 2010. Earlier application of the ASU is permitted.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

Accounting Standards Update No. 2010-20 (“ASU 2010-20”), “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. ASU 2010-20 will improve transparency in financial reporting by public and nonpublic companies that hold financing receivables, which include loans, lease receivables, and other long-term receivables. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 2 – Noninterest Income and Noninterest Expense

The following presents the details for noninterest income and noninterest expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Noninterest Income
Service charges on deposit accounts	$9,385	$9,535	$18,608	$18,803
Debit card income, net	2,564	2,168	4,780	4,093
Customer service fee income	1,189	1,264	2,315	2,473
Total customer fee income	13,138	12,967	25,703	25,369
Insurance income	1,584	1,765	3,460	4,222
Retail investment services, net	1,603	1,646	3,190	3,656
Trust and investment management income	1,161	1,495	2,263	2,960
Benefits administration fees	-	571	-	1,213
Total wealth management income	4,348	5,477	8,913	12,051
Bank-owned life insurance income	4,480	2,560	6,924	5,062
Mortgage banking income	1,493	2,050	2,782	3,255
Gain on certain derivative activities	573	1,085	632	2,220
Merchant processing income, net	-	817	-	1,427
Gain on securities, net	10,487	4,580	10,098	1,626
Other	2,446	2,736	3,045	5,003
Total noninterest income	$36,965	$32,272	$58,097	$56,013

Noninterest Expenses
Salaries and wages	$29,085	$34,739	$58,921	$69,930
Employee benefits	6,793	8,925	11,305	17,848
Severance related benefits	-	829	878	829
Total salaries and wages and employee benefits	35,878	44,493	71,104	88,607
Goodwill impairment	214,118	2,511	214,118	2,511
Occupancy	9,771	9,506	19,471	18,942
Regulatory assessments	8,708	6,479	15,858	11,134
Write-downs/loss on other real estate owned	9,394	12,873	14,886	12,997
Furniture and equipment	6,335	6,801	12,941	13,746
Loan collection and foreclosed asset expense	5,940	7,247	10,632	12,138
Professional services (a)	5,295	4,351	10,624	8,858
Project NOW expense	-	281	-	1,579
Telecommunications	1,563	1,551	3,099	3,077
Advertising and business development	986	2,109	2,155	3,390
Loss on nonmortgage loans held for sale	-	9,461	-	11,299
Amortization of intangibles	1,008	1,286	2,017	2,577
FDIC special assessment	-	5,700	-	5,700
Loss on repurchase of auction rate securities	-	-	-	676
Gain on early extinguishment of debt	-	(2,991)	-	(3,043)
Impairment of long-lived assets	-	17,376	-	17,376
Other	6,457	7,154	12,201	14,865
Total noninterest expenses	$305,453	$136,188	$389,106	$226,429

(a) Expenses related to the proposed merger with TD and related capital raising activities totaled $1.4 million and $3.1 million for the three and six months ended June 30, 2010, respectively.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 3 – Accumulated Other Comprehensive Income

The following summarizes accumulated other comprehensive income, net of tax (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net Unrealized Gains on Securities Available for Sale
Balance at beginning of period	$27,153	$27,233	$18,487	$6,890
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	24,283	(8,116)	37,615	24,185
Income tax (expense) benefit	(8,499)	3,113	(13,165)	(8,848)
Less: Reclassification adjustment for gains included in net loss	(10,522)	(4,950)	(10,522)	(4,945)
Income tax expense	3,683	1,733	3,683	1,731
	8,945	(8,220)	17,611	12,123
Balance at end of period	36,098	19,013	36,098	19,013

Net Unrealized Gains on Cash Flow Hedges
Balance at beginning of period	10,273	29,785	12,451	35,668
Other comprehensive (loss) income:
Unrealized (loss) gain on change in fair values	29	2,376	1,687	6,264
Income tax benefit (expense)	(10)	(831)	(591)	(2,192)
Less: Reclassification adjustment for gains included in net loss	(4,283)	(14,196)	(9,291)	(27,135)
Income tax (benefit) expense	1,499	4,968	3,252	9,497
	(2,765)	(7,683)	(4,943)	(13,566)
Balance at end of period	7,508	22,102	7,508	22,102
	$43,606	$41,115	$43,606	$41,115

Total other comprehensive income (loss)	$6,180	$(15,903)	$12,668	$(1,443)
Net loss	(309,545)	(89,676)	(390,139)	(164,079)
Comprehensive loss	$(303,365)	$(105,579)	$(377,471)	$(165,522)

Note 4 – Securities

The aggregate amortized cost and estimated fair value of securities available for sale and securities held to maturity (in thousands) were as follows:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury	$2,059	$32	$-	$2,091
U.S. Government agencies	480,287	4,896	-	485,183
Agency residential mortgage-backed securities	1,587,812	50,324	-	1,638,136
Private label residential mortgage-backed securities	6,146	62	-	6,208
State and municipals	11,499	319	-	11,818
Other investments	2,014	43	141	1,916
	$2,089,817	$55,676	$141	$2,145,352

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. Treasury	$2,069	$-	$24	$2,045
U.S. Government agencies	78,696	1,011	-	79,707
Agency residential mortgage-backed securities	1,952,386	34,984	7,065	1,980,305
Private label residential mortgage-backed securities	8,757	12	265	8,504
State and municipals	23,086	76	4	23,158
Other investments	1,964	24	306	1,682
	$2,066,958	$36,107	$7,664	$2,095,401

Securities Held to Maturity
State and municipals	$16,217	$411	$9	$16,619
Agency residential mortgage-backed securities	111,199	1,578	-	112,777
Other investments	100	-	-	100
	$127,516	$1,989	$9	$129,496

There were no securities held to maturity at June 30, 2010. The amortized cost and estimated fair value of securities available for sale (in thousands) at June 30, 2010, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The estimated fair value of securities was determined using quoted market prices.

	June 30, 2010
	Amortized	Estimated
	Cost	Fair Value
Securities Available for Sale
Due in one year or less	$119,958	$121,556
Due after one year through five years	1,361,985	1,392,095
Due after five years through ten years	287,010	294,079
Due after ten years	318,902	335,757
No contractual maturity	1,962	1,865
	$2,089,817	$2,145,352

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Proceeds from sales of securities available for sale, gross realized gains and losses on sales, and maturities and other securities transactions (in thousands) are summarized as follows. The net gains or losses are shown in noninterest income as gain on securities, net.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Proceeds from sales of securities held to maturity	$57,168	$-	$57,168	$-
Proceeds from sales of securities available for sale	198,676	125,737	198,676	131,466

Sales of securities held to maturity:
Gross realized gains	$2,162	$-	$2,162	$-
Sales of securities available for sale:
Gross realized gains	9,412	5,385	9,412	5,385
Gross realized losses	-	-	-	(5)
Maturities and other securities transactions:
Gross realized gains	-	-	71	-
Other-than-temporary impairment	(1,087)	(805)	(1,547)	(3,754)
Net gain on securities	$10,487	$4,580	$10,098	$1,626

During second quarter 2010, TSFG sold securities classified as held to maturity with a net carrying amount of $55.0 million and recognized a $2.2 million gain on the sale. In addition, TSFG re-assessed its intent to hold its remaining securities classified as held to maturity. As a result of this re-assessment, TSFG reclassified the remaining held to maturity portfolio with a net carrying amount of $34.4 million to available for sale, recording an unrealized gain of $1.0 million in order to adjust to the fair value of $35.4 million at June 30, 2010.

During the three and six months ended June 30, 2010, TSFG sold securities classified as available for sale with a net carrying amount of $189.3 million and recognized a $9.4 million gain on the sale. During the three and six months ended June 30, 2009, TSFG sold securities classified as available for sale with net carrying amounts of $120.3 million and $126.1 million, respectively, and recognized net gains of $5.4 million on the sales.

Subsequent to quarter-end, TSFG sold approximately $2.1 billion of securities and recognized a gain on sale of $54.4 million. Proceeds were reinvested into short-term agency securities, with the remainder held as excess cash. The unrealized gain or loss on securities is excluded from regulatory capital calculations; therefore, the gain recognition on the securities sales improved regulatory capital ratios.

Securities with estimated fair values of $1.2 billion and $1.1 billion at June 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes. The amortized cost totaled approximately $1.2 billion and $1.1 billion for these same periods.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in an unrealized loss position, were as follows (in thousands):

	June 30, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale
Other investments	$1,325	$120	$41	$21	$1,366	$141

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale
U.S. Treasury	$2,045	$24	$-	$-	$2,045	$24
Agency residential mortgage-backed securities	758,427	7,053	2,572	12	760,999	7,065
Private label residential mortgage-backed securities	-	-	2,392	265	2,392	265
State and municipals	-	-	648	4	648	4
Other investments	399	116	830	190	1,229	306
	$760,871	$7,193	$6,442	$471	$767,313	$7,664

Securities Held to Maturity
State and municipals	$1,237	$9	$-	$-	$1,237	$9

During second quarter 2010, TSFG recorded $1.1 million in other-than-temporary impairment on certain of its debt securities due to a change in intent to hold the securities until a recovery in value based on a change in investment strategy. Subsequent to quarter-end, TSFG sold approximately $2.1 billion of securities and recognized a gain on sale of $54.4 million.

At June 30, 2010, TSFG had four individual equity investments that were in an unrealized loss position. These securities were not considered impaired on an other-than-temporary basis based on either the short duration of the unrealized loss, or, to the extent that an investment has been in an unrealized loss position for more than a year, improving trends in fair value.

TSFG also invests in limited partnerships, limited liability companies and other privately held companies. These investments are included in other assets. In the three and six months ended June 30, 2010, TSFG recorded $34,800 and $494,000, respectively, in other-than-temporary impairment on these investments. At June 30, 2010, TSFG's investment in these entities totaled $14.7 million, of which $7.8 million were accounted for under the cost method and $6.9 million were accounted for under the equity method.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 5 – Loans

The following is a summary of loans by category (in thousands):

	June 30, 2010	December 31, 2009
Commercial Loans
Commercial and industrial	$1,796,992	$2,080,329
Commercial owner - occupied real estate	1,269,990	1,271,525
Commercial real estate	3,158,947	3,501,809
	6,225,929	6,853,663
Consumer Loans
Indirect - sales finance	179,312	230,426
Consumer lot loans	121,412	144,315
Direct retail	79,172	83,460
Home equity	772,748	787,645
	1,152,644	1,245,846

Mortgage Loans	279,822	286,618
Total loans held for investment	7,658,395	8,386,127
Loans held for sale	31,457	15,758
Total loans	$7,689,852	$8,401,885

Included in the above:
Nonaccrual loans held for investment	$460,617	$399,046
Loans past due 90 days still accruing interest	14,150	10,465
During the three and six months ended June 30, 2010, TSFG transferred (and sold) $13.2 million and $40.9 million of loans from the held for investment portfolio to the held for sale portfolio. In connection with the sales for the three and six months ended June 30, 2010, TSFG charged-off $1.5 million and $4.9 million, respectively, against the allowance for loan losses prior to transferring them to loans held for sale.

Loan restructurings generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term. Consequently, a modification that would otherwise not be considered is granted to the borrower. These loans may continue to accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance with the modified terms.  At June 30, 2010 TSFG had $75.5 million in loans that were accruing interest under the terms of troubled debt restructurings. This amount consists of $ 56.1 million in commercial loans, $17.3 million in residential mortgage loans, and $ 2.1 million in other consumer loans.

Loans are considered to be impaired when, in management’s judgment and based on current information, the full collection of principal and interest becomes doubtful. A loan is also considered impaired if its terms are modified in a troubled debt restructure. At June 30, 2010, TSFG did not have any material commitments to lend additional money to borrowers whose loans had been restructured in a troubled debt restructure. The following table summarizes information on impaired loans (in thousands):

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

	At and For the Six Months Ended June 30, 2010	At and For the Year Ended December 31, 2009
Impaired loans with specific allowance	$287,640	$197,576
Impaired loans with no specific allowance	218,727	194,763
Total impaired loans	$506,367	$392,339

Related allowance	$50,806	$37,656
Interest income recognized	1,589	1,484
Foregone interest	10,939	15,527

Note 6 – Allowance for Credit Losses

The allowance for loan losses, reserve for unfunded lending commitments, and allowance for credit losses are presented below (in thousands):

	At and For the Six Months Ended June 30,		At and For the Year Ended December 31,
	2010	2009	2009
Allowance for loan losses
Balance at beginning of period	$365,642	$247,086	$247,086
Allowance adjustment for loans sold	-	(4,471)	(4,471)
Provision for loan losses	209,968	272,362	664,208
Loans charged-off	(195,599)	(234,565)	(556,585)
Recoveries of loans previously charged-off	14,144	4,878	15,404
Balance at end of period	$394,155	$285,290	$365,642

Reserve for unfunded lending commitments
Balance at beginning of year	$7,484	$2,788	$2,788
Provision for unfunded lending commitments	(961)	1,602	4,696
Balance at end of period	$6,523	$4,390	$7,484

Allowance for credit losses
Balance at beginning of year	$373,126	$249,874	$249,874
Allowance adjustment for loans sold	-	(4,471)	(4,471)
Provision for credit losses	209,007	273,964	668,904
Loans charged-off	(195,599)	(234,565)	(556,585)
Recoveries of loans previously charged-off	14,144	4,878	15,404
Balance at end of period	$400,678	$289,680	$373,126

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 7 – Goodwill

The following summarizes the changes in the carrying amount of goodwill related to each of TSFG’s business segments (in thousands) for the period ended June 30, 2010:

	Carolina First	Mercantile	Other	Total
Balance as of December 31, 2009
Goodwill	$201,628	$426,049	$12,490	$640,167
Accumulated impairment losses	-	(426,049)	-	(426,049)
	201,628	-	12,490	214,118

Goodwill impairment charge	(201,628)	-	(12,490)	(214,118)

Balance as of June 30, 2010
Goodwill	201,628	426,049	12,490	640,167
Accumulated impairment losses	(201,628)	(426,049)	(12,490)	(640,167)
	$-	$-	$-	$-

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

For the June 30, 2010 goodwill impairment test, management used a total company fair value of $191.2 million based on the cash election of $0.28 per share available to common shareholders proposed in the definitive merger agreement with TD plus the $130.6 million consideration that TD will pay to the U.S. Treasury for its $347 million of TSFG preferred stock and the associated warrant (see Note 13). The $191.2 million valuation was allocated to each of the reporting units based on the relative economic capital allocated to each reporting unit. The valuations indicated that the fair values of the Carolina First segment and insurance operations were less than their carrying values.  Step 2 of the evaluation indicated that there was no remaining value attributable to the goodwill, and the entire carrying value of $214.1 million was written off during the second quarter.

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

Note 8 – Other Real Estate Owned

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance at beginning of period	$142,631	$73,672	$122,086	$44,668
Property transferred in	28,928	44,167	64,141	76,259
Proceeds from sales	(14,765)	(11,021)	(23,941)	(13,985)
Loss on sales	(1,462)	(2,643)	(2,406)	(2,767)
Write-downs	(7,932)	(10,230)	(12,480)	(10,230)
Balance at end of period	$147,400	$93,945	$147,400	$93,945

Note 9 – Derivative Financial Instruments and Hedging Activities

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

	June 30, 2010			December 31, 2009
	Fair Value		Notional	Fair Value		Notional
	Asset	Liability	Amount	Asset	Liability	Amount
Derivatives designated as hedging instruments under GAAP:
Cash flow hedges
Interest rate swaps associated with lending activities	$481	$-	$100,000	$14,339	$-	$780,000

Fair value hedges
Interest rate swaps associated with brokered CDs	1,280	22	38,586	1,895	48	54,185
Total derivatives designated as hedging instruments under GAAP	$1,761	$22	$138,586	$16,234	$48	$834,185

Derivatives not designated as hedging instruments under GAAP:
Interest rate swaps	$2,808	$3,652	$268,173	$279	$480	$119,755
Forward foreign currency contracts	99	99	9,614	12	12	13,331
Customer swap contracts	32,391	25,425	732,994	25,658	22,067	850,680
Options, mortgage contracts and other	291	285	106,752	416	433	111,328
Total derivatives not designated as hedging instruments under GAAP	$35,589	$29,461	$1,117,533	$26,365	$22,992	$1,095,094

Total derivatives	$37,350	$29,483	$1,256,119	$42,599	$23,040	$1,929,279

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2010 and 2009, such derivatives were used to hedge the variable cash inflows associated with existing pools of prime and LIBOR-based loan assets. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three and six months ended June 30, 2010, no hedge ineffectiveness was recognized. For the three and six months ended June 30, 2009, the Company recognized a gain of $78,000 and a loss of $96,000, respectively, for hedge ineffectiveness attributable to a mismatch between the swap notional and the aggregate principal amount of the designated loan pools. In addition, certain swaps failed to qualify for hedge accounting due to this mismatch; accordingly, the change in fair value of these swaps during the three and six months ended June 30, 2009 of $1.0 million and $1.2 million, respectively, was recognized directly in earnings as a loss and was included in the sections entitled “Derivatives Not Designated as Hedging Instruments” throughout this footnote.

Certain of these swaps with a notional amount of $265.0 million were terminated or de-designated in the six months ended June 30, 2010. The current balance left in OCI relating to these hedges is a pre-tax gain of approximately $8.9 million that will be amortized to the statement of operations as the hedged cash flows impact earnings. During the three and six months ended June 30, 2010, the Company accelerated the reclassification of an unrealized gain in accumulated other comprehensive income of $599,000 and $726,000, respectively, to earnings as a result of the hedged forecasted transactions becoming probable not to occur due to declines in certain pools of prime and LIBOR based loans. During the three and six months ended June 30, 2009, the Company accelerated the reclassification of an unrealized gain in accumulated other comprehensive income of $1.8 million and $2.6 million, respectively, to earnings as

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

a result of the hedged forecasted transactions becoming probable not to occur. During the next twelve months, the Company estimates that $8.1 million will be reclassified as an increase to interest income. With respect to cash flow hedges, forecasted transactions are being hedged through 2012.

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

For derivatives that are designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. For the three and six months ended June 30, 2010, the Company recognized losses of $7,000 and $12,000, respectively, related to hedge ineffectiveness and amounts excluded from effectiveness testing. For the three and six months ended June 30, 2009, the Company recognized a loss of $715,000 and $121,000, respectively, related to hedge ineffectiveness and amounts excluded from effectiveness testing. The net impact of the Company’s fair value hedges to interest expense for the three and six months ended June 30, 2010, which includes net settlements on the derivatives and any amortization of the basis adjustment on the hedged items, was a reduction to interest expense of $469,000 and $978,000, respectively. The net impact of the Company’s fair value hedges to interest expense for the three and six months ended June 30, 2009, which includes net settlements on the derivatives and any amortization of the basis adjustment on the hedged items, was a reduction to interest expense of $1.3 million and $2.5 million, respectively.

Non-designated Hedges

Derivatives not designated as hedges are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements under GAAP. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in noninterest income.

Additionally, TSFG offers programs that permit its customers to hedge various risks, including fluctuations in interest rates and foreign exchange rates. Customer contracts are frequently interest rate swaps in conjunction with floating rate loans to achieve fixed rate financing and foreign exchange forward contracts to manage currency risk associated with non-US dollar denominated transactions. Through these programs, derivative contracts are executed between the customers and TSFG. In most cases, offsetting contracts are executed between TSFG and selected third parties to hedge market risk created through the customer contracts. The interest rates on the third party contracts are identical to the interest rates on the customer contracts, and thus, the change in fair value of the customer contracts will generally be offset by the change in fair value of the related third-party contracts, with the exception of any credit valuation adjustments that may be recorded. However, during 2009, certain third party counterparties terminated contracts as a result of TSFG’s rating downgrades, and TSFG did not replace a portion of the terminated contracts. As a result, certain customer contracts are no longer offset by third-party hedges. At June 30, 2010, the total fair value of TSFG’s interest rate swaps with customers was an asset of $32.4 million, net of a $1.6 million established reserve for credit losses. During the three and six months ended June 30, 2010, TSFG recorded credit losses of $79,000 and $2.2 million, respectively, on its customer swaps.

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Effect of Derivative Instruments on the Consolidated Statements of Operations

The effect of derivative instruments on the consolidated statements of operations is presented in the tables below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps associated with lending activities:
Amount of gain recognized in OCI	$30	$2,034	$1,688	$5,700
Amount of gain reclassified from accumulated OCI to interest income (effective portion)	3,684	9,007	8,565	18,926
Amount of gain reclassified from accumulated OCI to gain on certain derivative activities (effective portion)	599	2,836	726	3,780
Amount of gain recognized in gain on certain derivative activities (ineffective portion and amount excluded from effectiveness testing)	-	78	-	(96)
Interest rate floor associated with lending activities:
Amount of gain recognized in OCI	-	342	-	564
Amount of gain reclassified from accumulated OCI to interest income (effective portion)	-	2,275	-	4,525

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Derivatives in Fair Value Hedging Relationships
Interest rate swaps associated with brokered CDs:
Amount of gain (loss) recognized in gain on certain derivative activities on derivative	$178	$(1,187)	$242	$23
Amount of (loss) gain recognized in gain on certain derivative activities on hedged item	(186)	472	(255)	(144)

		Amount of Gain (Loss)
		Recognized in Income on
		Derivative
Derivatives Not	Location of Gain (Loss)	Three Months Ended		Six Months Ended
Designated as	Recognized in Income on	June 30,		June 30,
Hedging Instruments	Derivative	2010	2009	2010	2009
Interest rate swaps	Loss on certain derivative activities	$(10)	$(1,063)	$(71)	$(1,294)
Interest rate swaps	Other noninterest income	(1,498)	245	(2,131)	819
Customer swap contracts	Gain on certain derivative activities	1,934	-	1,251	-
Mortgage contracts	Mortgage banking income	31	(79)	35	(30)
Other contracts	Loss on certain derivative activities	(10)	(51)	(12)	(49)
		$447	$(948)	$(928)	$(554)

Credit-risk-related Contingent Features

TSFG has agreements with its derivative counterparties that contain a provision in which if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Company could also be declared in default on its derivative obligations.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Furthermore, certain of TSFG’s derivative instruments contain provisions that require the Company to maintain its status as a well / adequately capitalized institution and/or the Company’s debt to maintain a certain credit rating from one or more of the major credit rating agencies. These provisions enable the counterparties to the derivative instruments to request immediate payment or require TSFG to post additional collateral.  At June 30, 2010, TSFG is considered “adequately capitalized” and no longer has rated debt.

As of June 30, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $27.2 million. As of June 30, 2010, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $39.7 million. Since the Company was in violation of certain debt rating provisions at June 30, 2010, it could have been required to settle its obligations under the agreements at the termination value ($27.2 million) and could have been required to post additional collateral with the respective counterparty (up to $1.9 million).

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

In February 2009, Carolina First Bank was named as a defendant in a complaint filed in the In re Louis J. Pearlman bankruptcy pending in the United States Bankruptcy Court, Middle District of Florida, Orlando Division. The complaint seeks, among other things, to avoid certain alleged fraudulent transfers Carolina First Bank received in connection with repayment of a loan and alleges approximately $24 million in compensatory damages, plus punitive damages. TSFG is vigorously defending the allegations and has filed an answer denying liability and asserting affirmative defenses. The case is currently in the pre-trial discovery stage. In April 2009, Bank of America, Fifth Third Bank, Carolina First Bank, Sun Trust Bank, and Dun & Bradstreet, Inc. were named as defendants in a complaint captioned Elizabeth Groom, et. al v. Bank of America, et. al, which is pending in the United States District Court for the Middle District of Florida. The Groom complaint seeks unspecified damages relating to individual investor losses resulting from a “Ponzi scheme” allegedly orchestrated by Louis J. Pearlman over a period spanning several decades. TSFG intends to vigorously defend the allegations and has moved to dismiss the complaint, or in the alternative, for a more definite statement. The case is currently stayed pending the outcome of related litigation pending in the United States District Court in New York, in which TSFG is not a party. In August 2009, Carolina First Bank was named as a defendant in a complaint filed in federal court in Minnesota by American Bank of St. Paul. The complaint, as amended, seeks compensatory damages of $36 million, plus punitive damages. American Bank of St. Paul alleges that it is the servicing bank for itself and twenty-six participant banks regarding a loan made to Pearlman/related entities which paid off a Carolina First Bank loan. TSFG is vigorously defending the allegations and has filed an answer denying liability and asserting affirmative defenses. The case is currently in the pre-trial discovery stage.

While the Company believes it has meritorious defenses against these three suits, the ultimate resolution of these matters could result in a loss in excess of the amount accrued. An adverse resolution of these matters could be material to TSFG’s financial position and/or results of operations.

As previously disclosed, on May 16, 2010, TSFG, TD and a wholly owned subsidiary of TD entered into the Merger Agreement (providing for the Merger of TSFG with a TD subsidiary) and a share purchase agreement (the “Share Purchase Agreement”), pursuant to which TD agreed to purchase 100 newly issued shares of TSFG’s Series M Preferred Stock (the “Issuance”), which will vote together with TSFG common stock as a single class and represent 39.9% of the total voting power of holders of TSFG capital stock entitled to vote, for consideration of 1,000 TD common shares.

Subsequent to the entry into the Merger Agreement, two purported class action lawsuits were filed in the South Carolina Court of Common Pleas (the “Court”) relating to the transactions contemplated by the Merger Agreement and the Share Purchase Agreement, each on behalf of a putative class of TSFG stockholders and each naming TSFG, the TSFG directors, and TD as defendants.  Those actions were consolidated on June 28, 2010, under the caption In re The South Financial Group, Inc., CA No. 2010-CP-23-2001 (the “Action”).

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

The plaintiffs in the Action generally challenge the proposed Merger and Issuance.  On July 22, 2010, the defendants entered into a memorandum of understanding (the “MOU”) with the plaintiffs regarding the settlement of the Action.  In connection with the settlement contemplated by the MOU, TD agreed not to engage in any additional purchases of TSFG common stock from July 22, 2010 through the record date for the special meeting of TSFG shareholders to vote on the Merger.  In addition, TSFG and TD agreed to make certain additional disclosures relating to the Merger in the registration statement on Form F-4 to be filed with the Securities Exchange Commission by TD that includes a preliminary proxy statement for the purposing of soliciting the vote of TSFG shareholders.

The MOU contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including Court approval following notice to TSFG’s shareholders. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the proposed merger, the Merger Agreement and the transactions contemplated thereby, and any disclosure made or shareholder vote held in connection therewith, pursuant to terms that will be disclosed to shareholders prior to final approval of the settlement.  Upon Court approval, plaintiffs’ attorneys are expected to apply for an award of attorneys’ fees and expenses. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the MOU may be terminated.

Recourse Reserve

As part of its 2004 acquisition of Florida Banks, Inc. (“Florida Banks”), TSFG acquired a recourse reserve associated with loans previously sold from Florida Banks’ wholesale mortgage operation. This recourse requires the repurchase of loans at par plus accrued interest from the buyer, upon the occurrence of certain events. At June 30, 2010, the estimated recourse reserve liability, included in other liabilities, totaled $6.0 million. TSFG will continue to evaluate the reserve level and may make adjustments through earnings as more information becomes known. There can be no guarantee that any liability or cost arising out of this matter will not exceed any established reserves.

Dividend Arrearage on Preferred Securities

During first quarter 2010, TSFG suspended dividend payments on its preferred stock and all remaining outstanding equity and capital instruments. This suspension of dividends does not constitute a default under the applicable documents governing such instruments. However, as a result, the Company is in arrears in the payment of dividends with respect to the Series 2008-T Preferred Stock, trust preferred securities, and REIT preferred securities, all of which are cumulative preferred securities.

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

As of June 30, 2010, the arrearage with respect to the Series 2008-T Preferred Stock, trust preferred securities, and REIT preferred securities held by third parties was $8.8 million, $1.6 million, and $1.6 million, respectively, or $11.9 million in the aggregate.

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

	Outstanding Commitments
	June 30, 2010	December 31, 2009
Loan commitments:
Commercial, industrial, and other	$875,894	$1,085,129
Commercial owner-occupied and commercial real estate	72,885	119,928
Home equity loans	408,382	423,151
Total loan commitments	1,357,161	1,628,208
Standby letters of credit	189,773	199,237
Documentary letters of credit	3,956	2,066
Unused business credit card lines	30,731	31,746
Total	$1,581,621	$1,861,257

Note 11 – Preferred Stock

On May 17, 2010, 1,048 shares of Preferred Stock Series 2008D-V were converted into 161,230 common shares and 3,602 shares of Preferred Stock Series 2008D-NV were converted into 554,153 common shares.

The following is a summary of TSFG’s preferred stock at and for the six months ended June 30, 2010 and 2009:

	Shares
	Balance, December 31, 2009	Exchanged	Converted to Common Shares	Balance, June 30, 2010	Carrying Value ($000s)
Series 2008D-V	1,048	-	(1,048)	-	-
Series 2008D-NV	3,602	-	(3,602)	-	-
Mandatorily convertible preferred stock	4,650	-	(4,650)	-	-
Series 2008-T	347,000	-	-	347,000	347,000
Less discount originally attributable to the Warrant issued to the Treasury Department, net of accretion	-	-	-	-	(14,057)
Series 2008-T, net	347,000	-	-	347,000	332,943
Total preferred stock	351,650	-	(4,650)	347,000	$332,943

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

	Shares
	Balance, December 31, 2008	Exchanged	Converted to Common Shares	Balance, June 30, 2009	Carrying Value ($000s)
Series 2008ND-V	51,341	(21,852)	(10,689)	18,800	$18,800
Series 2008ND-NV	177,639	(72,648)	(37,985)	67,006	67,006
Series 2008D-V	2,248	-	-	2,248	2,248
Series 2008D-NV	7,472	-	-	7,472	7,472
Series 2009-A	-	94,500	-	94,500	94,500
Mandatorily convertible preferred stock	238,700	-	(48,674)	190,026	190,026
Series 2008-T	347,000	-	-	347,000	347,000

Less discount originally attributable to the Warrant issued to the Treasury Department, net of accretion	-	-	-	-	(17,620)
Series 2008-T, net	347,000	-	-	347,000	329,380
Total preferred stock	585,700	-	(48,674)	537,026	$519,406

See Note 13, Definitive Agreement, for information regarding Series M Preferred Stock that will, subject to the terms and conditions set forth in the Merger Agreement, be issued to TD in connection with the merger.

Note 12 – Regulatory Matters

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

The following table presents TSFG's and Carolina First Bank's actual capital amounts and ratios, as well as the minimum calculated amounts for each regulatory-defined category (dollars in thousands):

			Minimum Requirements
					To Be Well Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions (1)
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009	2010	2009
TSFG
Tier 1 capital	$730,847	$948,762	$343,055	$382,008	n/a	n/a
Total risk-based capital	878,621	1,073,472	686,110	764,015	n/a	n/a
Tier 1 capital ratio	8.52%	9.93%	4.00%	4.00%	n/a	n/a
Total risk-based capital ratio	10.24	11.24	8.00	8.00	n/a	n/a
Leverage ratio	6.11	7.91	4.00	4.00	n/a	n/a

Carolina First Bank
Tier 1 capital	$704,919	$854,808	$342,225	$381,423	$513,363	$572,134
Total risk-based capital	842,891	1,005,638	684,450	762,846	855,605	953,557
Tier 1 capital ratio	8.24%	8.96%	4.00%	4.00%	6.00%	6.00
Total risk-based capital ratio	9.85	10.55	8.00	8.00	10.00	10.00
Leverage ratio	5.90	7.13	4.00	4.00	5.00	5.00

(1)
Minimum capital amounts and ratios are the amounts to be well capitalized under the various regulatory capital requirements administered by the federal banking agencies. Under the terms of the Consent Order, Carolina First Bank must increase its Tier 1 leverage ratio to 8% and its total risk-based capital ratio to 12%. Regardless of the Bank’s capital ratios, it cannot be classified as “well capitalized” while it is operating under the Consent Order.

Note 13 – Definitive Agreement

On May 16, 2010, the Company entered into the Merger Agreement with TD providing for the merger of TSFG and a wholly-owned subsidiary of TD. Under the terms of the Merger Agreement, which has been approved unanimously by the boards of both companies, TSFG’s common shareholders will receive, at each shareholder’s election, $0.28 in cash or 0.004 shares of TD common stock per TSFG common share. In addition, immediately prior to completion of the merger, the U.S. Treasury will sell to TD its $347 million of TSFG preferred stock and the associated warrant acquired under the Treasury’s Capital Purchase Program and discharge all accrued but unpaid dividends on that stock for total cash consideration of approximately $130.6 million. Completion of the merger requires, among other things, the approval of TSFG shareholders and customary regulatory approvals. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay to TD a termination fee of approximately $7.6 million.

Through the date hereof, all bank regulatory approvals have been received except the Office of the Superintendent of Financial Institutions. Although receipt of such regulatory approval cannot be assured, TSFG believes that such will be received prior to the end of August 2010.  The approval of the Federal Reserve is conditioned upon certain items, including the necessity for TSFG to enter into a transaction with respect to the disposition of certain deposit liabilities in Putnam County, Florida.

In connection with the Merger Agreement, TD and TSFG entered into a share purchase agreement (the “Share Purchase Agreement”) under which TD will, subject to the terms and conditions set forth therein, acquire 100 newly issued shares of Series M Preferred Stock of the Company, representing 39.9% of the aggregate voting power exercisable by the Company’s common shareholders and TD as holder of the Series M Preferred Stock, in consideration for the issuance of 1,000 shares of TD’s common stock to the Company. TSFG intends to issue the preferred stock described above in reliance on the shareholder approval exception set forth in NASDAQ Rule 5635(f), and the Audit Committee of TSFG’s Board of Directors has approved reliance on this exception. Following announcement of the merger,

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

however, the staff of NASDAQ informed TSFG that it has interpreted Rule 5635(f) to not apply in the specific context of the merger. Because there is no process for appealing this conclusion other than as part of the delisting appeal process, because the TD preferred share issuance remains an important requirement under the terms of the proposed transaction, and because the TSFG board determined that the issuance is in the best interests of TSFG, its shareholders and other constituents, TSFG has determined to proceed with the issuance of the Series M Preferred Stock to TD following the receipt of required regulatory approvals (and expiration of related waiting periods). Following the issuance, NASDAQ may initiate delisting proceedings.

The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Merger Agreement and the Share Purchase Agreement.

Although TSFG expects the merger to be consummated in September 2010, there can be no assurance that the transaction will be consummated or, if consummated, when the transaction will occur.

Note 14 – Income Taxes

At June 30, 2010, TSFG had federal income tax net operating loss (NOL) carryforwards of $495 million that will expire in 2029 and 2030. The ability of TSFG to utilize NOL carryforwards to reduce future federal taxable income and the federal income tax liability of the Company may be subject to various limitations under Section 382 of the Internal Revenue Code of 1986, as amended. The utilization of such carryforwards may be limited upon the occurrence of certain events, including the issuance or exercise of rights to acquire stock, the purchase or sale of stock by 5% stockholders, as defined in the Treasury regulations, and the offering of stock by TSFG which results in an aggregate change of more than 50% in the beneficial ownership of TSFG during any three-year period. If the transaction with TD Bank (see Note 13) is consummated, the utilization of the NOL, other tax attributes, and certain unrealized built-in losses could be limited to approximately $156 million.

Note 15 – Average Share Information

The following is a summary of the basic and diluted average common shares outstanding and loss per share calculations (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss available to common shareholders (numerator)	$(314,903)	$(111,485)	$(400,732)	$(202,296)
Basic
Average common shares outstanding (denominator)	215,987,294	90,986,862	215,756,248	86,629,235
Loss per share	$(1.46)	$(1.23)	$(1.86)	$(2.34)
Diluted
Average common shares outstanding	215,987,294	90,986,862	215,756,248	86,629,235
Average dilutive potential common shares	-	-	-	-
Average diluted shares outstanding (denominator)	215,987,294	90,986,862	215,756,248	86,629,235
Loss per share	$(1.46)	$(1.23)	$(1.86)	$(2.34)

For the three and six months ended June 30, 2010, options to purchase an additional 3.0 million shares of common stock were outstanding but were not included in the computation of diluted earnings per share because either their inclusion would have had an antidilutive effect or the exercise price of the option was greater than the average market price of the common shares. Also excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2010 because of their antidilutive effect were 10.1 million shares of common stock related to warrants, and 104,000 shares of common stock related to restricted stock and restricted stock units granted under equity incentive programs.

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

•
Level 3 – Valuations include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. For example, this category includes certain derivative contracts for which independent pricing information is not available for a significant portion of the underlying instruments.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2010
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$2,091	$2,091	$-	$-
U.S. Government agencies	485,183	309,206	175,977	-
Agency residential mortgage-backed securities	1,638,136	-	1,638,136	-
Private label residential mortgage-backed securities	6,208	-	6,208	-
State and municipals	11,818	-	11,568	250
Other investments	1,916	1,394	471	51
Total securities available for sale	2,145,352	312,691	1,832,360	301
Derivative assets:
Interest rate swaps	4,569	-	3,289	1,280
Forward foreign currency contracts	99	-	99	-
Customer swap contracts	32,390	-	31,147	1,243
Options, mortgage contracts and other	291	-	-	291
Total derivative assets	37,349	-	34,535	2,814
Total	$2,182,701	$312,691	$1,866,895	$3,115

Derivative liabilities:
Interest rate swaps	$3,674	$-	$3,674	$-
Forward foreign currency contracts	99	-	99	-
Customer swap contracts	25,424	-	25,424	-
Options, mortgage contracts and other	286	-	81	205
Total derivative liabilities	$29,483	$-	$29,278	$205

	June 30, 2009
	Total	Level 1	Level 2	Level 3
U.S Treasury	$4,051	$4,051	$-	$-
U.S. Government agencies	44,220	26,133	18,087	-
Agency mortgage-backed securities	1,449,961	-	1,449,961	-
Private label mortgage-backed securities	11,600	-	11,600	-
State and municipals	232,916	-	232,616	300
Other investments	1,885	1,245	428	212
Total securities available for sale	1,744,633	31,429	1,712,692	512
Derivative assets	66,957	-	65,426	1,531
Total	$1,811,590	$31,429	$1,778,118	$2,043

Derivative liabilities	$31,186	$-	$29,878	$1,308

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury	$2,045	$2,045	$-	$-
U.S. Government agencies	79,707	76,696	3,011	-
Agency residential mortgage-backed securities	1,980,305	-	1,980,305	-
Private label residential mortgage-backed securities	8,504	-	8,504	-
State and municipals	23,158	-	22,858	300
Other investments	1,682	1,229	452	1
Total securities available for sale	2,095,401	79,970	2,015,130	301
Derivative assets	42,599	-	38,906	3,693
Total	$2,138,000	$79,970	$2,054,036	$3,994

Derivative liabilities	$23,040	$-	$22,675	$365

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Three months ended June 30, 2010
	Securities available for sale		Net derivative assets (liabilities)
	State and municipals	Other investments	Interest rate swaps	Customer swap contracts	Other

Balance, beginning of period	$250	$1	$1,095	$1,953	$55
Total net gains included in net income	-	-	185	133	31
Purchases, sales, issuances and settlements, net	-	-	-	-	-
Transfers into (from) Level 3	-	50	-	(843)	-
Balance, end of period	$250	$51	$1,280	$1,243	$86

Net gains included in net loss relating to assets/liabilities held at period-end	$-	$-	$185	$133	$31

	Six months ended June 30, 2010
	Securities available for sale		Net derivative assets (liabilities)
	State and municipals	Other investments	Interest rate swaps	Customer swap contracts	Other

Balance, beginning of period	$300	$1	$1,118	$2,159	$51
Total net gains (losses) included in net income	-	-	162	(962)	35
Purchases, sales, issuances and settlements, net	(50)	-	-	-	-
Transfers into Level 3	-	50	-	46	-
Balance, end of period	$250	$51	$1,280	$1,243	$86

Net gains (losses) included in net loss relating to assets/liabilities held at period-end	$-	$-	$162	$(962)	$35

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
	Securities available for sale	Net derivative assets (liabilities)	Securities available for sale	Net derivative assets (liabilities)

Balance, beginning of period	$516	$1,173	$566	$(410)
Total net gains (losses) included in net income	-	(950)	-	633
Purchases, sales, issuances and settlements, net	(4)	-	(54)	-
Balance, end of period	$512	$223	$512	$223

Net gains (losses) included in net income relating to assets/liabilities held at period-end	$-	$(950)	$-	$633

For the three and six months ended June 30, 2010, the gains/losses in the tables above were included in noninterest income. During the three and six months ended June 30, 2010, certain derivative assets were transferred to Level 3 from Level 2 based on increases in credit valuation adjustments due to deterioration in the credit quality of certain bank customers with whom TSFG has entered into customer swaps. Many of the derivative assets that were transferred into Level 3 during the first quarter of 2010 were written off during the three months ended June 30, 2010. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the quarterly valuation process. There were no significant transfers between Level 1 and Level 2 for the three and six months ended June 30, 2010. For the three and six months ended June 30, 2009, the gains/losses in the table above were included in noninterest income.

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

					Total gains (losses)
	Carrying value at period end				Three months	Six months
	Total	Level 1	Level 2	Level 3	ended	ended
June 30, 2010
Loans held for investment	$264,290	$-	$-	$264,290	$(34,346)	$(115,804)
Goodwill	-	-	-	-	(214,118)	(214,118)
Other real estate owned	64,817	-	-	64,817	(12,184)	(25,914)
Private equity investments	1,700	-	-	1,700	(35)	(494)
					$(260,683)	$(356,330)

June 30, 2009
Loans held for investment	$304,827	$-	$-	$304,827	$(83,078)	$(126,150)
Loans held for sale	25,081	-	-	25,081	(2,031)	(2,041)
Goodwill	5,682	-	-	5,682	(2,511)	(2,511)
Long lived assets	69,486	-	-	69,486	(17,376)	(17,376)
Other real estate owned	60,865	-	-	60,865	(26,906)	(39,215)
Private equity investments	3,580	-	-	3,580	(330)	(3,279)
Auction rate preferred securities	5,774	-	-	5,774	-	(676)
					$(132,232)	$(191,248)

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

Goodwill. Nonrecurring fair value adjustments to goodwill reflect impairment write-downs. The write-down was based on an estimate of the total value of TSFG that was allocated to each reporting unit based on each unit's economic capital. The valuations indicated that the fair values of the segments were less than their carrying values.  The second step in the evaluation indicated that there was no remaining value attributed to goodwill. Because of the significance of unobservable inputs in

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

the valuation of goodwill impairment, goodwill subjected to nonrecurring fair value adjustments is classified as Level 3. See Note 7 for further discussion of the process for evaluating goodwill for impairment.

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

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$133,231	$133,231	$190,346	$190,346
Interest-bearing bank balances	1,027,401	1,027,401	192,962	192,962
Securities available for sale	2,145,352	2,145,352	2,095,401	2,095,401
Securities held to maturity	-	-	127,516	129,496
Net loans	7,295,697	6,623,991	8,036,243	7,213,252
Derivative assets	37,349	37,349	42,599	42,599

Financial Liabilities
Retail and commercial deposits	$7,680,354	$7,702,217	$7,350,111	$7,387,521
Brokered deposits	1,748,799	1,764,240	1,946,101	1,956,562
Total deposits	9,429,153	9,466,457	9,296,212	9,344,083
Short-term borrowings	263,267	263,184	322,702	322,545
Subordinated notes related to trust preferred securities	206,704	55,925	206,704	95,977
Other long-term debt	909,502	923,646	910,165	911,924
Total long-term debt	1,116,206	979,571	1,116,869	1,007,901
Derivative liabilities	29,483	29,483	23,040	23,040
Note 17	– Business Segments

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

	Carolina First	Mercantile	Other	Total
Three Months Ended June 30, 2010
Net interest income before inter-segment income (expense)	$42,051	$19,056	$8,361	$69,468
Inter-segment interest income (expense)	2,252	8,633	(10,885)	-
Net interest income	44,303	27,689	(2,524)	69,468
Provision for credit losses	98,554	25,031	(9,701)	113,884
Noninterest income	12,674	5,782	18,509	36,965
Goodwill impairment (3)	201,628	-	12,490	214,118
Other noninterest expenses - direct (1)	34,153	21,471	35,711	91,335
Contribution before allocation	(277,358)	(13,031)	(22,515)	(312,904)
Noninterest expenses - allocated (2)	14,791	9,175	(23,966)	-
Contribution before income taxes	$(292,149)	$(22,206)	$1,451	(312,904)
Income tax benefit				(3,359)
Net loss				$(309,545)

Six Months Ended June 30, 2010
Net interest income before inter-segment income (expense)	$86,081	$38,732	$18,180	$142,993
Inter-segment interest income (expense)	4,466	16,155	(20,621)	-
Net interest income	90,547	54,887	(2,441)	142,993
Provision for credit losses	127,577	65,468	15,962	209,007
Noninterest income	24,734	9,597	23,766	58,097
Goodwill impairment	201,628	-	12,490	214,118
Other noninterest expenses - direct (1)	64,139	42,346	68,503	174,988
Contribution before allocation	(278,063)	(43,330)	(75,630)	(397,023)
Noninterest expenses - allocated (2)	29,105	17,734	(46,839)	-
Contribution before income taxes	$(307,168)	$(61,064)	$(28,791)	(397,023)
Income tax benefit				(6,884)
Net loss				$(390,139)

June 30, 2010
Total assets	$4,700,575	$2,734,568	$4,160,226	$11,595,369
Total loans held for investment	4,633,690	2,686,803	337,902	7,658,395
Total deposits	4,187,190	3,466,751	1,775,212	9,429,153

(1)	Noninterest expenses – direct include the direct costs of the segment’s operations such as facilities, personnel, and other operating expenses.
(2)
Noninterest expenses – allocated includes expenses not directly attributable to the segments, such as information services, operations, human resources, accounting, finance, treasury, and corporate incentive plans.

(3)	Goodwill impairment – goodwill allocated to Carolina First banking segment and insurance operations was written off as of June 30, 2010. See Note 7 for further details.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

	Carolina
	First	Mercantile	Other	Total
Three Months Ended June 30, 2009
Net interest income before inter-segment income (expense)	$43,232	$22,273	$20,425	$85,930
Inter-segment interest income (expense)	4,613	8,785	(13,398)	-
Net interest income	47,845	31,058	7,027	85,930
Provision for credit losses	74,548	48,433	8,356	131,337
Noninterest income	13,253	5,906	13,113	32,272
Goodwill impairment	-	-	2,511	2,511
Other noninterest expenses - direct (1)	37,270	36,996	59,411	133,677
Contribution before allocation	(50,720)	(48,465)	(50,138)	(149,323)
Noninterest expenses - allocated (2)	23,595	11,043	(34,638)	-
Contribution before income taxes	$(74,315)	$(59,508)	$(15,500)	(149,323)
Income tax benefit				(59,647)
Net loss				$(89,676)

Six Months Ended June 30, 2009
Net interest income before inter-segment income (expense)	$84,760	$42,740	$43,448	$170,948
Inter-segment interest income (expense)	11,743	20,644	(32,387)	-
Net interest income	96,503	63,384	11,061	170,948
Provision for credit losses	122,084	139,108	12,772	273,964
Noninterest income	26,684	11,261	18,068	56,013
Goodwill impairment	-	-	2,511	2,511
Other noninterest expenses - direct (1)	63,394	56,984	103,540	223,918
Contribution before allocation	(62,291)	(121,447)	(89,694)	(273,432)
Noninterest expenses - allocated (2)	46,017	23,945	(69,962)	-
Contribution before income taxes	$(108,308)	$(145,392)	$(19,732)	(273,432)
Income tax benefit				(109,353)
Net loss				$(164,079)

June 30, 2009
Total assets	$5,790,782	$3,349,787	$3,447,662	$12,588,231
Total loans held for investment	5,512,736	3,312,120	481,153	9,306,009
Total deposits	4,245,440	3,047,981	2,095,231	9,388,652

(1)	Noninterest expenses – direct include the direct costs of the segment’s operations such as facilities, personnel, and other operating expenses.
(2)
Noninterest expenses – allocated includes expenses not directly attributable to the segments, such as information services, operations, human resources, accounting, finance, treasury, and corporate incentive plans.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis are presented to assist in understanding the financial condition, changes in financial condition, results of operations, and cash flows of The South Financial Group, Inc. and its subsidiaries (collectively, "TSFG"), except where the context requires otherwise. TSFG may also be referred to herein as "we", "us", or "our.” This discussion should be read in conjunction with the consolidated financial statements appearing in this report as well as TSFG’s Annual Report on Form 10-K for the year ended December 31, 2009. Results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results that may be attained for any other period.

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

Forward-Looking Statements

This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements may be identified by the use of such words as: “estimate,” “anticipate,” “expect,” “believe,” “intend,” “plan,” or words of similar meaning, or future or conditional verbs such as “may,” “intend,” “could,” “will,” or “should”. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from those in such statements. A variety of factors may affect the operations, performance, business strategy and results of TSFG including, but not limited to, the following:

•	whether the merger with TD Bank is consummated;
•
significant changes in, or additions to, banking laws or regulations, including, without limitation, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Dodd-Frank Act”), the Emergency Economic Stabilization Act of 2008 (“EESA”), the Troubled Asset Relief Program (“TARP”), including the Capital Purchase Program (the “Capital Purchase Program”) of the U.S. Department of Treasury (the “U.S. Treasury”), and related executive compensation requirements;

•	additional losses in our loan portfolio and ability to mitigate credit issues in our loan portfolio;
•	continuation or worsening of current economic conditions, as well as continued turmoil in the financial markets;
•	continued volatility and deterioration of the capital and credit markets;
•	ability to maintain adequate sources of funding and liquidity;
•	impact of the Consent Order and Fed Agreement and actions to comply with their respective provisions;
•	ability to raise capital or otherwise comply with Federal and State capital requirements imposed on TSFG and Carolina First under law and the Consent Order;

•	adverse customer reaction associated with any public regulatory actions;
•	deposit growth, change in the mix or type of deposit products, and cost of deposits;
•
loss of deposits due to perceived financial weakness or otherwise, including as a result of the decision of the Federal Deposit Insurance Corporation (“FDIC”) whether or not the Transaction Account Guarantee Program is extended after its proposed termination on December 31, 2010;

•	ability to maintain key personnel and attract new employees;
•
continued weakness in the real estate market, including the markets for commercial and residential real estate, which may affect, among other things, the level of nonperforming assets, charge-offs, provision for credit losses, and other credit-related expenses;

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

•	valuation of intangibles and any potential future impairment;
•	significant delay or inability to execute strategic initiatives designed to grow revenues;
•	changes in management’s assessment of and strategies for lines of business, asset, and deposit categories;
•	changes in the evaluation of the effectiveness of our hedging strategies or access to derivative instruments; and
•	changes, costs, and effects of litigation and environmental remediation.

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

Overview

The South Financial Group is a bank holding company, headquartered in Greenville, South Carolina, with $11.6 billion in total assets and 176 branch offices in South Carolina, Florida, and North Carolina at June 30, 2010. Founded in 1986, TSFG focuses on Southeastern banking markets, which have historically experienced long-term growth. TSFG operates Carolina First Bank, which conducts banking operations in North Carolina and South Carolina (as Carolina First) and in Florida (as Mercantile). At June 30, 2010, approximately 44% of TSFG’s customer deposits were in South Carolina, 45% were in Florida, and 11% were in North Carolina.

TSFG targets small business, middle market companies, retail consumers, and high-net worth clients in its markets and surrounding areas. TSFG strives to combine personalized customer service and local decision-making with a full range of financial services normally found at larger regional institutions.

As described in Item 1, Note 12, Regulatory Matters, Carolina First Bank is currently operating under a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the South Carolina State Board of Financial Institutions (the “Consent Order”). In addition, The South Financial Group, Inc. has entered into a Written Agreement (the “Fed Agreement”) with the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

On May 16, 2010, the Company entered into a definitive agreement with TD providing for the merger of The South Financial Group with a wholly-owned subsidiary of TD. Completion of the merger requires, among other things, the approval of The South Financial Group’s shareholders and customary regulatory approvals. See Item 1, Note 13, Definitive Agreement, for additional information regarding the proposed transaction. There can be no assurance that the merger will be consummated or, if consummated, when the merger will occur.

As discussed in Item 1, Note 1 to the Consolidated Financial Statements, the Company has assessed its ability to continue as a going concern and has concluded that, based on current and expected liquidity needs and sources, as well as the probable completion of the TD merger, management expects TSFG to be able to meet its obligations at least through June 30, 2011. If the Company is unable to consummate the merger with TD or otherwise comply with the terms of the Consent Order, further regulatory actions (including the implementation of a receivership) could be taken, and its ability to operate as a going concern could be negatively impacted. Also see “Capital and Liquidity.”

TSFG reported a net loss available to common shareholders of $400.7 million, or $(1.86) per diluted share, for  the first six months of 2010, compared to a net loss available to common shareholders of $202.3 million, or $(2.34) per diluted share for the first six months of 2009. The following is a summary of the consolidated statements of operations (in thousands, except per share data):

	Six Months Ended June 30,		Increase
	2010	2009	(Decrease)
Net interest income	$142,993	$170,948	$(27,955)
Provision for credit losses	209,007	273,964	(64,957)
Noninterest income	58,097	56,013	2,084
Noninterest expenses	389,106	226,429	162,677
Income tax benefit	6,884	109,353	(102,469)
Net loss	(390,139)	(164,079)	(226,060)
Preferred stock dividends and other	(10,593)	(38,217)	27,624
Net loss available to common shareholders	$(400,732)	$(202,296)	$(198,436)

Loss per common share, diluted	$(1.86)	$(2.34)	$0.48

At June 30, 2010, nonperforming assets as a percentage of loans and foreclosed property increased to 7.76% from 6.13% at December 31, 2009 and 5.94% at June 30, 2009. Nonperforming assets increased to $608.5 million at June 30, 2010 from $522.4 million at December 31, 2009 and $560.7 million at June 30, 2009, as stabilization in TSFG’s Florida markets was offset by deterioration in the coastal South Carolina and western North Carolina commercial real estate portfolios, which management expects to continue to be stressed. For the six months ended June 30, 2010, annualized net loan charge-offs totaled 4.55% of average loans held for investment, compared to 4.63% for the six months ended June 30, 2009. TSFG’s provision for credit losses decreased to $209.0 million for the first six months of 2010 from $274.0 million for the first six months of 2009.

Based on capital ratios at June 30, 2010, and under terms of the Consent Order, Carolina First Bank is considered “adequately capitalized” under applicable regulatory definitions. TSFG’s tangible equity to tangible assets ratio decreased to 5.21% at June 30, 2010, from 6.54% at December 31, 2009, primarily due to the net loss in the first half of 2010. Tangible common equity to tangible assets was 2.33% at June 30, 2010, compared to 3.67% at December 31, 2009 and 6.07% at June 30, 2009.

Tax-equivalent net interest income was $143.2 million for the first six months of 2010, compared to $173.3 million for the first six months of 2009. The net interest margin decreased to 2.65% for the first six months of 2010 from 2.87% for the first six months of 2009. The decrease was primarily due to TSFG’s ongoing liquidity positioning, continued contraction in outstanding loan balances and higher levels of nonperforming assets compared to the first half of 2009.

Noninterest income totaled $58.1 million for the first six months of 2010, compared to $56.0 million for the first six months of 2009. The increase was largely due to a $10.1 million gain on securities, partially offset by lower wealth management income, gain on certain derivative activities and the absence of merchant processing income due to the sale of the merchant line of business in third quarter 2009.

Noninterest expenses totaled $389.1 million for the first six months of 2010, compared to $226.4 million for the first six months of 2009. The increase relative to June 30, 2009 was primarily due to the goodwill impairment charge of $214.1 million related to TSFG’s Carolina First Banking segment and insurance operations in the second quarter of 2010. The increased expense due to goodwill impairment was partially offset by lower personnel costs in 2010, as well as the absence of impairment of long lived assets, loss on nonmortgage loans held for sale and the FDIC special assessment that were all recognized in the first six months of 2009.

Recent Legislation Impacting the Financial Services Industry

On July 21 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.
•
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (DIF) and increase the floor of the size of the DIF, which generally will require an increase in the level of assessments for institutions, such as TSFG, with assets in excess of $10 billion.

•
Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.
•
Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.  The Act will also provide unlimited federal deposit insurance for non-interest bearing demand transaction accounts at all insured depository institutions for two years starting December 31, 2010.

•
Effective 1 year after enactment, repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•
Amend the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as TSFG, having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

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

Deposit Insurance

During 2009, the FDIC required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. As of June 30, 2010, $69.0 million in prepaid deposit insurance is included in other assets in the consolidated balance sheet. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011.

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

The Dodd-Frank Act, signed into law July 21, 2010, permanently increases the statutory standard maximum deposit insurance amount to $250,000.  In addition, the Act provides, for all insured depository institutions, full deposit insurance coverage for noninterest-bearing transaction accounts for 2 years starting December 31, 2010.

In April 2010, the FDIC also issued a notice of proposed rulemaking to revise the deposit insurance assessment system for large institutions. The FDIC proposal would create two scorecards, one for most institutions, including Carolina First Bank, that have more than $10 billion in assets and another for “highly complex” institutions as defined. Each scorecard would have a performance score and a loss-severity score that would be combined to produce a total score, which would be translated into an initial assessment rate. In calculating these scores, the FDIC would continue to utilize CAMELS ratings, would introduce certain new financial measures, and would eliminate the use of risk categories and long-term debt issuer ratings. In determining the initial base assessment rate, the FDIC would have the ability to adjust each component of the scorecard where necessary, based upon quantitative or qualitative measures not adequately captured in the scorecard, to produce accurate relative risk rankings. The proposed rule would allow for adjustments to an institution’s initial base assessment rate as a result of certain long-term unsecured debt, certain secured liabilities and brokered deposits. After the effect of potential base-rate adjustments, the total base assessment rate could range from 5 to 85 basis points on an annualized basis. The final rule related to this proposal is expected to be effective January 1, 2011. The Company cannot provide any assurance as to the effect of any proposed change in its deposit insurance premium rate, should such a change occur, as such changes are dependent upon a variety of factors, some of which are beyond the Company’s control.

The Dodd-Frank Act requires the FDIC to revise the deposit insurance assessment system to base assessments on the average total consolidated assets of insured depository institutions during the assessment period, less the average tangible equity of the institution during the assessment period. Currently, only deposits payable in the United States are included in determining the premium paid by an institution. The Dodd-Frank Act also eliminates the ceiling on the size of the DIF and increases the floor of the size of the DIF, which will require a general increase in the level of assessments for institutions, such as Carolina First Bank, with assets in excess of $10 billion. It is currently uncertain whether the changes proposed in the FDIC’s April 2010 notice of proposed rulemaking, described above, will be maintained by the FDIC after adopting them to the requirements of the Dodd-Frank Act.

Balance Sheet Review

Loans

TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At June 30, 2010, outstanding loans totaled $7.7 billion, which equaled 81.6% of total deposits (100.1% of customer deposits) and 66.3% of total assets. The major components of the loan portfolio were commercial loans, commercial real estate loans, and consumer loans (including both direct and indirect loans). Substantially all loans were to borrowers located in TSFG’s market areas in South Carolina, Florida, and North Carolina. At June 30, 2010, approximately 4% of the portfolio was unsecured.

As part of its portfolio and balance sheet management strategies, TSFG reviews its loans held for investment and determines whether its intent for specific loans or classes of loans has changed. If management changes its intent from held for investment to held for sale, the loans are transferred to the held for sale portfolio and recorded at the lower of cost basis or fair value.

In an effort to accelerate the sale or resolution of problem loans and to otherwise divest itself of loans with limited relationship opportunity, during the three and six months ended June 30, 2010, TSFG transferred $13.2 million and $40.9 million, respectively, from the held for investment portfolio to the held for sale portfolio (and subsequently sold or otherwise settled the loan).

TSFG generally sells a substantial majority of its residential mortgage loans in the secondary market. TSFG also retains certain of its mortgage loans in its held for investment portfolio as part of its overall balance sheet management strategy. Mortgage loans held for sale increased to $18.9 million at June 30, 2010 from $15.8 million at December 31, 2009, primarily due to timing of mortgage sales.

Table 1 summarizes outstanding loans held for investment by loan purpose.

Table 1
Loan Portfolio Composition Based on Loan Purpose
(dollars in thousands)
	June 30,		December 31,
	2010	2009	2009
Commercial Loans
Commercial and industrial	$1,796,992	$2,428,511	$2,080,329
Commercial owner - occupied real estate	1,269,990	1,315,442	1,271,525
Commercial real estate (1)	3,158,947	3,873,199	3,501,809
	6,225,929	7,617,152	6,853,663
Consumer Loans
Indirect - sales finance	179,312	285,658	230,426
Consumer lot loans	121,412	178,212	144,315
Direct retail	79,172	87,326	83,460
Home equity	772,748	811,057	787,645
	1,152,644	1,362,253	1,245,846

Mortgage Loans	279,822	326,604	286,618

Total loans held for investment	$7,658,395	$9,306,009	$8,386,127

Percentage of Loans Held for Investment
Commercial and industrial	23.5%	26.1%	24.8%
Commercial owner - occupied real estate	16.6	14.2	15.2
Commercial real estate	41.2	41.6	41.8
Consumer	15.0	14.6	14.8
Mortgage	3.7	3.5	3.4
Total	100.0%	100.0%	100.0%

(1)	See “Commercial Real Estate Concentration,” “Credit Quality,” and “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” for more detail on commercial real estate loans.

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

Commercial owner - occupied real estate loans are loans to finance the purchase or expansion of operating facilities used by businesses not engaged in the real estate business. Typical loans are loans to finance offices, manufacturing plants, warehouse facilities, and retail shops. Depending on the property type and the borrower’s cash flows, amortization terms vary from 10 to 20 years. Although secured by mortgages on the properties financed, these loans are underwritten based on the cash flows generated by the operations of the businesses they house.

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

Portfolio risk is partially managed by maintaining a “house” lending limit at a level significantly lower than the legal lending limit of Carolina First Bank and by requiring approval by the Risk Committee of the Board of Directors to exceed this house limit. At June 30, 2010, TSFG’s house lending limit was $35 million, and 8 credit relationships totaling $331.4 million were in excess of the house lending limit (but not the legal lending limit). The 20 largest credit relationships had an aggregate outstanding principal balance of $505.0 million, or 6.6% of total loans held for investment at June 30, 2010, compared to 6.9% of total loans held for investment at December 31, 2009. Approximately $22.8 million of these loans were considered nonperforming loans as of June 30, 2010.

TSFG, through its Corporate Banking group, participates in “shared national credits” (multi-bank credit facilities of $20 million or more, or “SNCs”), primarily to borrowers who are headquartered or conduct business in or near our markets. At June 30, 2010, the loan portfolio included outstanding SNC borrowings of $364.8 million, decreasing from $495.6 million at December 31, 2009. The largest commitment was $28.6 million and the largest outstanding balance was $17.2 million at June 30, 2010. Our strategy targets borrowers whose management teams are well known to us and whose risk profile is above average. We expect to continue to reduce the percentage of our portfolio invested in SNCs due to the lack of relationship opportunity on much of the portfolio.

Late in 2009, TSFG established a U.S. Small Business Administration ("SBA") lending unit to generate new customers by focusing on small business lending opportunities. In early 2010, TSFG was approved as a preferred lender under the SBA Preferred Lender Program ("PLP"). This PLP designation grants TSFG the authority to process, underwrite, close, and service SBA guaranteed loans without prior SBA review. From time to time, TSFG may sell the SBA-guaranteed portion of the loans into the SBA loan secondary market, generating gains from the sales, and retain the un-guaranteed portion (generally 10% to 25% of the principal). At June 30, 2010, loans held for sale included $12.6 million of SBA loans, compared to $2.5 million at March 31, 2009.

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

Table 2
Selected Characteristics of Commercial Real Estate Loans
(dollars in thousands)
	June 30, 2010
	Policy LTV	Weighted Average Time to Maturity (in months)	Weighted Average Loan Size	Largest Ten Total O/S
Completed income property	80%	32.7	$527	$182,020
Residential A&D	75	9.4	465	80,242
Commercial A&D	75	7.4	834	54,198
Commercial construction	80	44.4	3,100	114,898
Residential construction	80	8.0	346	76,564
Residential condo	80	11.1	571	48,786
Undeveloped land	65	8.9	624	68,958

Overall		27.4	$566

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

Table 3
Commercial Real Estate Loans by Geographic Diversification (1)
(dollars in thousands)
	June 30, 2010		December 31, 2009
	Balance	% of Total CRE	Balance	% of Total CRE
South Carolina, exluding Coastal:
Upstate South Carolina (Greenville)	$539,821	17.1%	$569,018	16.2%
Midlands South Carolina (Columbia)	201,071	6.4	232,088	6.6
Greater South Charlotte South Carolina (Rock Hill)	118,651	3.7	142,114	4.1
Coastal South Carolina:
North Coastal South Carolina (Myrtle Beach)	299,922	9.5	331,819	9.5
South Coastal South Carolina (Charleston)	260,817	8.3	292,207	8.3
Western North Carolina (Hendersonville/Asheville)	551,740	17.5	639,264	18.3
Central Florida (Orlando/Ocala)	346,450	11.0	356,239	10.2
North Florida:
Northeast Florida (Jacksonville)	199,946	6.3	219,202	6.3
North Central Florida	254,415	8.0	271,085	7.7
South Florida (Ft. Lauderdale)	187,785	5.9	198,874	5.7
Tampa Bay Florida	198,329	6.3	249,899	7.1
Total commercial real estate loans	$3,158,947	100.0%	$3,501,809	100.0%

(1)	Geography is primarily determined by the originating operating geographic market and not necessarily the ultimate location of the underlying collateral.

Table 4
Commercial Real Estate Loans by Geography and Product Type
(dollars in thousands)
	June 30, 2010 Commercial Real Estate Loans by Geography
	SC, Excl Coastal	Coastal SC	Western NC	Central FL	North FL	South FL	Tampa Bay	Total CRE	% of LHFI
Commercial Real Estate
Loans by Product Type
Completed income property	$540,635	$376,504	$349,834	$200,569	$350,258	$125,802	$120,932	$2,064,534	27.0%
Residential A&D	52,344	42,937	99,071	15,755	30,922	11,466	26,181	278,676	3.6
Commercial A&D	25,294	18,460	23,677	20,409	8,607	15,878	13,683	126,008	1.6
Commercial construction	167,468	8,984	18,580	33,290	16,464	9,177	9,509	263,472	3.4
Residential construction	33,153	6,440	4,858	24,162	14,176	19,974	1,352	104,115	1.4
Residential condo	3,348	48,878	6,374	909	1,861	636	4,183	66,189	0.9
Undeveloped land	37,301	58,536	49,346	51,356	32,073	4,852	22,489	255,953	3.3
Total CRE Loans	$859,543	$560,739	$551,740	$346,450	$454,361	$187,785	$198,329	$3,158,947	41.2%

CRE Loans as % of Total Loans HFI	11.2%	7.3%	7.2%	4.5%	5.9%	2.5%	2.6%	41.2%

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

Table 5
Credit Quality Indicators
(dollars in thousands)
	June 30				December 31,
	2010		2009		2009
Loans held for sale	$31,457		$40,290		$15,758
Loans held for investment	7,658,395		9,306,009		8,386,127
Allowance for loan losses	394,155		285,290		365,642
Allowance for credit losses (1)	400,678		289,680		373,126

Nonaccrual loans - commercial and industrial	78,977		76,506		77,527
Nonaccrual loans - commercial owner - occupied real estate	51,029		24,170		43,701
Nonaccrual loans - commercial real estate	294,344		309,339		240,377
Nonaccrual loans - consumer	15,834		26,504		16,314
Nonaccrual loans - mortgage	20,433		28,046		21,127
Total nonperforming loans held for investment	460,617		464,565		399,046
Nonperforming loans held for sale - CRE	-		376		-
Foreclosed property (other real estate owned and personal property repossessions)	147,834		95,752		123,314
Total nonperforming assets	$608,451		$560,693		$522,360

Restructured loans accruing interest	$75,451		$17,291		$26,128

Loans past due 90 days or more (interest accruing)	$14,150		$11,107		$10,465

Total nonperforming assets as a percentage of loans and foreclosed property	7.76%		5.94%		6.13%
Total nonperforming assets as a percentage of total assets	5.25		4.45		4.39
Allowance for loan losses to nonperforming loans held for investment	0.86	x	0.61	x	0.92	x

(1)	The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.

TSFG’s nonperforming asset ratio (nonperforming assets as a percentage of loans and foreclosed property) increased to 7.76% at June 30, 2010 from 6.13% at December 31, 2009, as stabilization in TSFG’s Florida markets was offset by deterioration in the coastal South Carolina and western North Carolina commercial real estate portfolios, which management expects to continue to be stressed. Nonperforming asset balances also increased to $608.5 million at June 30, 2010 from $522.4 million at December 31, 2009.

Troubled debt restructurings generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term. Accordingly, TSFG works with these borrowers to prevent or diminish further difficulties, and ultimately to improve the likelihood of recovery on the loan. To facilitate this process, a concessionary modification that would not otherwise be considered may be granted resulting in classification as a troubled debt restructuring. Troubled debt restructurings can involve loans remaining on non-accrual status, moving to non-accrual status, or continuing on accruing status, depending on the individual facts and circumstances of the borrower.  Performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and the determination of whether the loan is on accrual or non-accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains classified as a nonaccrual loan.

The majority of TSFG’s loan modifications relate to commercial lending and involve extending the term of the loan. In these cases, TSFG does not typically lower the interest rate or forgive principal or interest as part of the loan modification. At June 30, 2010, TSFG had $75.5 million in loans that were accruing interest under the terms of troubled debt restructurings, which consisted of $56.1 million in commercial loans, $17.3 million in residential mortgage loans, and $2.1 million in other consumer loans. Nonaccrual restructured loans totaling $26.9 million at June 30, 2010 are included in nonaccrual loans in Table 5 above. The amount of loan restructurings has increased during 2009 and 2010, as TSFG continues to work with borrowers who are experiencing financial difficulties. As a result of continued economic stress, TSFG anticipates that it will have further increases in loan restructurings.

Table 6 presents CRE nonaccrual loans by geography and product type, while Table 7 provides detail regarding commercial real estate loans past due 30 days or more.

Table 6
Commercial Real Estate Nonaccrual Loans
(dollars in thousands)
	June 30, 2010 CRE Nonaccrual Loans ("NAL") by Geography
	SC, Excl Coastal	Coastal SC	Western NC	Central FL	North FL	South FL	Tampa Bay	Total CRE NAL	% of NAL
CRE Nonaccrual Loans by
Product Type
Completed income property	$24,629	$16,065	$29,943	$4,730	$9,013	$3,764	$11,918	$100,062	21.7%
Residential A&D	10,486	10,648	26,385	8,568	3,162	1,092	1,200	61,541	13.4
Commercial A&D	1,781	8,538	3,636	959	-	-	6,289	21,203	4.6
Commercial construction	14,098	-	927	-	1,225	-	5,193	21,443	4.7
Residential construction	223	41	1,469	5,908	1,600	-	-	9,241	2.0
Residential condo	38	35,076	496	-	6	-	4,002	39,618	8.6
Undeveloped land	2,576	3,031	9,138	15,061	10,123	782	524	41,235	8.9
Total CRE Nonaccrual Loans	$53,831	$73,399	$71,994	$35,226	$25,129	$5,638	$29,126	$294,343	63.8%

CRE Nonaccrual Loans as % of Total Nonaccrual Loans HFI	11.7%	15.9%	15.6%	7.6%	5.5%	1.2%	6.3%	63.8%

Table 7
Commercial Real Estate Loans Past Due 30 Days or More (excluding nonaccruals)
(dollars in thousands)
	June 30, 2010		December 31, 2009
	Balance	% of CRE	Balance	% of CRE
North Carolina	$21,209	0.67%	$17,747	0.51%
South Carolina	26,950	0.86	23,714	0.68
Florida	33,865	1.07	71,877	2.05
Total CRE loans past due 30 days or more	$82,024	2.60%	$113,338	3.24%

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

Table 8
Potential Problem Loans
(dollars in thousands)
	June 30, 2010			December 31, 2009
	# of		% of	# of		% of
	Loans	Balance	LHFI	Loans	Balance	LHFI
Large potential problem loans ($5 million or more)	38	$327,793	4.28%	40	$377,230	4.50%
Small potential problem loans (less than $5 million)	1,158	558,004	7.29	1,112	558,700	6.66
Total potential problem loans (1)	1,196	$885,797	11.57%	1,152	$935,930	11.16%

(1)	Includes commercial and industrial, commercial real estate, and commercial owner-occupied real estate.

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

The adjusted loss ratio for each pool is multiplied by the dollar amount of loans in the pool in order to create a range. We then add and subtract five percent (5.0%) to and from this amount to create the upper and lower boundaries of the range. The upper and lower boundary amounts for each pool are summed to establish the total range. Although TSFG generally uses the actual historical loss rate, on occasion management may decide to select a higher or lower boundary based on known market trends or internal behaviors that would impact the performance of a specific portfolio grouping. The Level I reserves totaled $207.1 million at June 30, 2010, based on the portfolio historical loss rates, compared to $193.0 million at December 31, 2009.

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

TSFG tests a broad group of loans for impairment each quarter (this includes all large commercial relationships, generally over $1 million, that have been placed in nonaccrual status or modified as a troubled debt restructure). Once a loan is identified as impaired, reserves are based on a thorough analysis of the most probable source of repayment which is normally the liquidation of collateral, but may also include discounted future cash flows or the market value of the loan itself. Generally, for collateral dependent loans, current market appraisals are utilized for larger credits; however, in situations where a current market appraisal is not available, management uses the best available information (including appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable publications and other observable market data) to estimate the current fair value (less cost to sell) of the subject property. TSFG had Level II reserves of $50.8 million and $37.7 at June 30, 2010 and December 31, 2009, respectively.

Level III Reserves. The third component of the Allowance represents subjective and judgmental adjustments determined by management to account for the effect of risks or losses that are not fully captured elsewhere. This part of the methodology reflects adjustments to historical loss experience to incorporate current economic conditions and other factors which impact the inherent losses in the portfolio. This component includes amounts for new loan products or portfolio categories which are deemed to have risks not included in the other reserve elements as well as macroeconomic and other factors. The qualitative risk factors of this third allowance level are more subjective and require a high degree of management judgment. Currently, Level III Reserves include additional reserves for current economic conditions, the commercial real estate concentration in the portfolio, and an additional adjustment to represent declining land values. The Level III Reserves totaled $136.3 million at June 30, 2010 compared to $135.0 million at December 31, 2009.

Reserve for Unfunded Commitments. At June 30, 2010 and December 31, 2009, the reserve for unfunded commitments was $6.5 million and $7.5 million, respectively. This reserve is determined by formula; historical loss ratios are multiplied by potential usage levels (i.e., the difference between actual usage levels and the second highest historical usage level).

Unallocated Reserves. The calculated Level I, II and III reserves are then segregated into allocated and unallocated components. The allocated component is the sum of the loss estimates at the lower end of the probable loss ranges, and is distributed to the loan categories based on the mix of loans in each category. The unallocated portion is calculated as the sum of the differences between the actual calculated Allowance and the lower boundary amounts for each category in our model. The sum of these differences at June 30, 2010 was $25.5 million, compared to $21.3 million at December 31, 2009. The unallocated Allowance is the result of management’s best estimate of risks inherent in the portfolio, economic uncertainties and other subjective factors, including industry trends, as well as the imprecision inherent in estimates used for the allocated portions of the Allowance. Management reviews the overall level of the Allowance as well as the unallocated component and considers the level of both amounts in determining the appropriate level of reserves for the overall inherent risk in TSFG’s total loan portfolio.

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

Table 9
Summary of Loan and Credit Loss Experience
(dollars in thousands)
	At and For the Six Months Ended June 30,		At and For the Year Ended December 31,
	2010	2009	2009
Allowance for loan losses, beginning of year	$365,642	$247,086	$247,086
Allowance adjustment for loans sold	-	(4,471)	(4,471)
Net charge-offs:
Loans charged-off	(195,599)	(234,565)	(556,585)
Loans recovered	14,144	4,878	15,404
	(181,455)	(229,687)	(541,181)
Additions to allowance through provision expense	209,968	272,362	664,208
Allowance for loan losses, end of period	$394,155	$285,290	$365,642

Reserve for unfunded lending commitments, beginning of period	$7,484	$2,788	$2,788
Provision for unfunded lending commitments	(961)	1,602	4,696
Reserve for unfunded lending commitments, end of period	$6,523	$4,390	$7,484

Allowance for credit losses, beginning of period	$373,126	$249,874	$249,874
Allowance adjustment for loans sold	-	(4,471)	(4,471)
Net charge-offs:
Loans charged-off	(195,599)	(234,565)	(556,585)
Loans recovered	14,144	4,878	15,404
	(181,455)	(229,687)	(541,181)
Additions to allowance through provision expense	209,007	273,964	668,904
Allowance for credit losses, end of period	$400,678	$289,680	$373,126

Average loans held for investment	$8,050,855	$10,000,260	$9,456,636
Loans held for investment, end of period	7,658,395	9,306,009	8,386,127
Net charge-offs as a percentage of average loans held for investment (annualized)	4.55%	4.63%	5.72%
Allowance for loan losses as a percentage of loans held for investment	5.15	3.07	4.36
Allowance for credit losses as a percentage of loans held for investment	5.23	3.11	4.45

The provision for credit losses for the first half of 2010 totaled $209.0 million, compared to $274.0 million for the first half of 2009, and exceeded net loan charge-offs by $27.6 million. The overall allowance for credit losses as a percentage of loans held for investment increased to 5.23% at June 30, 2010 from 4.45% at December 31, 2009. Net charge-offs in the first half of 2010 decreased to $181.5 million compared to $229.7 million in the first half of 2009. Tables 10 and 11 provide additional detail for net charge-offs.

Table 10
Net Charge-Offs by Product Type
(dollars in thousands)
	Six Months Ended
	June 30, 2010
	Amount	% of NCO
Commercial and industrial	$57,778	31.8%
Commercial owner-occupied real estate	12,314	6.8
Commercial real estate	89,938	49.6
Indirect - sales finance	3,151	1.7
Consumer lot loans	6,241	3.4
Direct retail	1,594	0.9
Home equity	6,911	3.8
Mortgage	3,528	2.0
Total net charge-offs	$181,455	100.0%

Table 11
Commercial Real Estate Net Charge-Offs by Product Type
(dollars in thousands)
	Six Months Ended June 30, 2010 CRE Net Charge-Offs ("NCO") by Geography
	SC, Excl Coastal	Coastal SC	Western NC	Central FL	North FL	South FL	Tampa Bay	Total CRE NCO	% of NCO
CRE Net Charge-Offs by
Product Type
Completed income property	$4,997	$8,607	$10,198	$2,447	$3,141	$1,514	$5,345	$36,249	20.0%
Residential A&D	4,173	9,072	14,175	2,082	2,366	288	995	33,151	18.3
Commercial A&D	127	244	1,009	-	80	436	790	2,686	1.5
Commercial construction	519	135	1,688	-	424	-	-	2,766	1.5
Residential construction	34	874	1,243	163	8,623	(1,233)	(2,346)	7,358	4.1
Residential condo	365	80	362	-	-	-	5,853	6,660	3.7
Undeveloped land	(162)	218	235	-	1,108	(91)	(240)	1,068	0.6
Total CRE Net Charge-Offs	$10,053	$19,230	$28,910	$4,692	$15,742	$914	$10,397	$89,938	49.6%

CRE Net Charge-Offs as % of Total Net Charge-Offs	5.6%	10.6%	15.9%	2.6%	8.7%	0.5%	5.7%	49.6%
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

Table 12
Investment Securities Portfolio Composition
(dollars in thousands)
	June 30,		December 31,
	2010	2009	2009
Available for Sale (at fair value)
U.S. Treasury	$2,091	$4,051	$2,045
U.S. Government agencies	485,183	44,220	79,707
Agency residential mortgage-backed securities	1,638,136	1,449,961	1,980,305
Private label residential mortgage-backed securities	6,208	11,600	8,504
State and municipal	11,818	232,916	23,158
Other investments:
Community bank stocks	418	496	399
Other equity investments	1,498	1,389	1,283
	2,145,352	1,744,633	2,095,401
Held to Maturity (at amortized cost)
State and municipal	-	16,835	16,217
Agency residential mortgage-backed securities	-	129,534	111,199
Other investments	-	100	100
	-	146,469	127,516
Total	$2,145,352	$1,891,102	$2,222,917

Total securities as a percentage of total assets	18.5%	15.0%	18.7%

Percentage of Total Securities Portfolio
U.S. Treasury	0.1%	0.2%	0.1%
U.S. Government agencies	22.6	2.3	3.6
Agency residential mortgage-backed securities	76.4	83.6	94.1
Private label residential mortgage-backed securities	0.3	0.6	0.4
State and municipal	0.5	13.2	1.7
Other investments	0.1	0.1	0.1
Total	100.0%	100.0%	100.0%

Securities (i.e., securities available for sale and securities held to maturity) excluding the unrealized gain on securities available for sale averaged $2.2 billion for the first half of 2010 and $2.0 billion for the first half of 2009. The average tax-equivalent portfolio yield decreased for the six months ended June 30, 2010 to 3.22% from 4.48% for the six months ended June 30, 2009. The securities yield decreased primarily due to an overall decline in interest rates resulting in reinvestment of scheduled and unscheduled principal payments and calls at lower yields, investment of excess liquidity into lower yielding securities and the fourth quarter 2009 sales of higher-yielding mortgage-backed securities and municipal securities.  Subsequent to June 30, 2010, TSFG sold $2.1 billion of securities.  Proceeds of $1.4 billion were reinvested into short-term agency securities, with the remainder held as excess cash.  The $54.4 million net gain on these sales improved regulatory capital ratios, as unrealized gains and losses are excluded from regulatory capital.

The duration of the debt securities portfolio and the impact of changes in interest rates on prepayment activity are not meaningful as of June 30, 2010 due to the sale of substantially all debt securities subsequent to quarter end and the partial reinvestment in short-term agency securities.  Changes in interest rates are not expected to have a significant impact on the fair value or unrealized gain/loss on the securities due to the short-term maturities of the reinvested portfolio.

The majority of the securities at June 30, 2010 are government or agency securities and, therefore, pose minimal credit risk. The securities purchased subsequent to quarter-end were of similar or higher quality and have minimal credit risk.

Table 13 shows the credit risk profile of the securities portfolio.

Table 13
Investment Securities Portfolio Credit Risk Profile
(dollars in thousands)
	June 30, 2010		December 31, 2009
	Balance	% of Total	Balance	% of Total
Government and agency
U.S. Treasury	$2,091	0.1%	$2,045	0.1%
U.S. Government agencies (1)	485,183	22.6	79,707	3.6
Agency mortgage-backed securities (MBS) (1)(2)(3)	1,638,136	76.4	2,091,504	94.0
Total government and agency	2,125,410	99.1	2,173,256	97.7
State and municipal (3)(4)(5)
Pre-funded with collateral or AAA-rated backed by
Texas Permanent School Fund or AAA-rated	719	-	19,392	0.9
Underlying issuer or collateral rated A or better (including
South Carolina State Aid)	9,058	0.4	15,127	0.7
Underlying issuer or collateral rated BBB	-	-	2,337	0.1
Non-rated	2,041	0.1	2,519	0.1
Total state and municipal	11,818	0.5	39,375	1.8
Private label mortgage-backed securities AAA-rated (2)	6,208	0.3	8,504	0.4
Community bank stocks and other	1,916	0.1	1,782	0.1
Total securities	$2,145,352	100.0%	$2,222,917	100.0%

Percent of total securities:
Rated A or higher		99.8%		99.7%
Investment grade		99.8		99.8

(1)	At June 30, 2010, these amounts include, in the aggregate, $404 million and $1.3 billion related to senior debt and MBS, respectively, issued by FNMA and FHLMC.
(2)	Current policies restrict MBS/CMO purchases to agency-backed and a small percent of private-label securities and prohibit securities collateralized by sub-prime assets.
(3)
At December 31, 2009, agency mortgage-backed securities included $111.2 million of securities held to maturity at amortized cost. At December 31, 2009, state and municipal securities included $16.2 million of securities held to maturity at amortized cost.

(4)
Ratings shown above do not reflect the benefit of guarantees by bond insurers. At June 30, 2010, $3.2 million of municipal bonds are guaranteed by bond insurers. At December 31, 2009, $4.9 million of municipal bonds are guaranteed by bond insurers.

(5)	At June 30, 2010, the breakdown by current bond rating is as follows: $0.7 million AAA-rated, $9.1 million AA or A-rated, and $2.0 million non-rated.

Note:	Within each category, securities are ordered based on risk assessment from lowest to highest. TSFG holds no collateralized debt obligations.

Investments included in Other Assets. TSFG also invests in limited partnerships, limited liability companies (LLC's) and other privately held companies. These investments are included in other assets. In three and six months ended June 30, 2010, TSFG recorded $34,800 and $494,000 in other-than-temporary impairment on these investments. At June 30, 2010, TSFG's investment in these entities totaled $14.7 million, of which $7.8 million were accounted for under the cost method and $6.9 million were accounted for under the equity method. Since certain of these investments are real estate-related or banking industry-related, additional impairment in future periods is possible.

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

Carolina First Bank, as a member of the Federal Home Loan Bank ("FHLB") of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon its balances of residential mortgage loans, select commercial loans secured by real estate, and FHLB advances. FHLB stock is included in other assets at its original cost basis. At June 30, 2010 and December 31, 2009, FHLB stock totaled $58.8 million.

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

For the June 30, 2010 goodwill impairment test, management used a total company fair value of $191.2 million based on the cash election of $0.28 per share available to common shareholders proposed in the definitive merger agreement with TD plus the $130.6 million consideration that TD will pay to the U.S. Treasury for its $347 million of TSFG preferred stock and the associated warrant (see Note 13). The $191.2 million valuation was allocated to each of the reporting units based on the relative economic capital allocated to each reporting unit. The valuations indicated that the fair values of the Carolina First segment and insurance operations were less than their carrying values.  Step 2 of the evaluation indicated that there was no remaining value attributable to the goodwill, and the entire carrying value of $214.1 million was written off during the second quarter.

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

During the three months ended June 30, 2010, TSFG sold $16.2 million in OREO and incurred losses of $1.5 million. Due to continuing weak market conditions, TSFG records OREO at the lower of cost basis or 70% of the most recent appraised value. At June 30, 2010, the carrying value of OREO totaled $147.4 million, compared to $122.1 million at December 31, 2009, and was included in other assets. Table 14 presents a rollforward of OREO, while Table 15 presents an aging as of June 30, 2010 and Table 16 presents OREO by property type.

Table 14
OREO Rollforward
(dollars in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance at beginning of period	$142,631	$73,672	$122,086	$44,668
Property transferred in	28,928	44,167	64,141	76,259
Proceeds from sales	(14,765)	(11,021)	(23,941)	(13,985)
Loss on sales	(1,462)	(2,643)	(2,406)	(2,767)
Write-downs	(7,932)	(10,230)	(12,480)	(10,230)
Balance at end of period	$147,400	$93,945	$147,400	$93,945

Table 15
Number of Months in OREO at June 30, 2010
(dollars in thousands)

Less than three months	$23,048
Three months or more, but less than six months	31,198
Six months or more, but less than nine months	28,872
Nine months or more, but less than twelve months	19,004
Twelve months or more	45,278
Total OREO	$147,400

Table 16
OREO by property type at June 30, 2010
(dollars in thousands)

Land	$90,866
Commercial	28,541
Residential	18,123
Other	9,870
Total OREO	$147,400

Derivative Financial Instruments

Derivative financial instruments used by TSFG may include interest rate swaps, caps, collars, floors, options, futures and forward contracts. Derivative contracts are primarily used to hedge identified risks and also to provide risk-management products to customers. TSFG has derivatives that qualify for hedge accounting, derivatives that do not qualify for hedge accounting but otherwise achieve economic hedging goals (“economic hedges”), as well as derivatives that are used in trading and customer hedging programs. For purposes of potential valuation adjustments to its derivative assets, TSFG evaluates the credit risk of its counterparties, including bank customers with whom TSFG has entered into customer swaps. During the first half of 2010, TSFG recorded credit losses of $2.2 million on its customer swaps. Deterioration in customers’ credit and in TSFG’s ability to collect on the derivative assets associated with customer swaps could negatively impact TSFG’s consolidated financial statements. If TSFG is in a receivable position with respect to our interest rate swaps with customers, the fair value of the derivative asset represents additional credit exposure to the customer (without additional collateral). At June 30, 2010, the total fair value of TSFG’s customer swap derivative assets was $32.4 million. See Note 9 to the Consolidated Financial Statements for additional information regarding derivatives.

In the first half of 2010, certain cash flow hedges with a notional amount of $265.0 million were terminated or de-designated.  The current balance remaining in OCI related to these hedges is a pre-tax gain of approximately $8.9 million that will be amortized to the statement of operations as the hedged cash flows impact earnings.

Deposits

Deposits remain TSFG's primary source of funds. Average customer deposits equaled 70.0% of average total funding in the first half of 2010. TSFG faces strong competition from other banking and financial services companies in gathering deposits. TSFG also maintains short and long-term wholesale sources including federal funds, repurchase agreements, Federal Reserve borrowings, brokered CDs, and FHLB advances to fund a portion of loan demand and, if appropriate, any increases in investment securities.

Table 17 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits, while Table 18 shows the breakdown of customer funding by type.

Table 17
Type of Deposits
(dollars in thousands)
	June 30,		December 31,
	2010	2009	2009
Noninterest-bearing demand deposits	$1,100,373	$1,099,743	$1,124,404
Interest-bearing checking	946,163	1,061,400	1,060,470
Money market accounts	1,843,472	1,978,114	2,072,664
Savings accounts	368,177	222,044	322,924
Core deposits	4,258,185	4,361,301	4,580,462
Time deposits under $100,000	1,890,874	1,710,870	1,632,582
Time deposits of $100,000 or more	1,531,295	1,260,709	1,137,067
Customer deposits (1)	7,680,354	7,332,880	7,350,111
Brokered deposits	1,748,799	2,055,772	1,946,101
Total deposits	$9,429,153	$9,388,652	$9,296,212

Percentage of Deposits
Noninterest-bearing demand deposits	11.7%	11.7%	12.1%
Interest-bearing checking	10.0	11.3	11.4
Money market accounts	19.6	21.1	22.3
Savings accounts	3.9	2.4	3.5
Core deposits	45.2	46.5	49.3
Time deposits under $100,000	20.1	18.2	17.6
Time deposits of $100,000 or more	16.2	13.4	12.2
Customer deposits (1)	81.5	78.1	79.1
Brokered deposits	18.5	21.9	20.9
Total deposits	100.0%	100.0%	100.0%

(1)	TSFG defines customer deposits as total deposits less brokered deposits.

Table 18
Type of Customer Funding
(dollars in thousands)
	June 30,		December 31,
	2010	2009	2009
Customer deposits (1)	$7,680,354	$7,332,880	$7,350,111
Customer sweep accounts(2)	256,478	330,765	316,690
Customer funding	$7,936,832	$7,663,645	$7,666,801

(1)	TSFG defines customer deposits as total deposits less brokered deposits.
(2)	TSFG includes customer sweep accounts in short-term borrowings on its consolidated balance sheet.

At June 30, 2010, period-end customer funding increased $270.0 million from December 31, 2009 and $273.2 million from June 30, 2009, due to two time deposit promotions and the incorporation of a new floating rate time deposit product. Public deposits totaled approximately $662.1 million at June 30, 2010 compared to $749.1 million at December 31, 2009, and $664.1 million at June 30, 2009,  and are generally subject to seasonal fluctuations.

While reported in short-term borrowings on the consolidated balance sheet, customer sweep accounts represent excess overnight cash to/from commercial customer operating accounts and are a source of funding for TSFG. Currently, sweep balances are generated through two products: 1) collateralized customer repurchase agreements ($245.4 million at June 30, 2010) and 2) Eurodollar deposits ($11.1 million at June 30, 2010). These balances are tied directly to commercial customer checking accounts and generate treasury services noninterest income.

TSFG has historically used brokered deposits and other borrowed funds as an alternative funding source while continuing its efforts to maintain and grow its local customer funding base. Effective April 30, 2010, Carolina First Bank is subject to certain limitations with respect to brokered deposits and the rates it can pay on certain customer deposits as stipulated in its Consent Order. TSFG’s Board limitation requires that brokered deposits not exceed 20% of total assets.

Average customer funding equaled 72.5% of average total funding for the first six months of 2010 and 67.7% for the first six months of 2009. Period-end customer funding increased to 73.4% of total funding at June 30, 2010, compared to 71.4% at December 31, 2009. Although the Company more aggressively priced time deposits in first quarter 2010 to build excess liquidity to address whether the TAGP would be extended and to extend maturities of funding, TSFG expects to continue its focus on lowering its funding costs by trying to improve the customer funding level, mix, and rate paid. TSFG attempts to enhance its deposit mix by working to attract lower-cost transaction accounts through actions such as new transaction account opening goals, new checking products, and creating incentive plans to place a greater emphasis on lower-cost customer deposit growth. Deposit pricing is very competitive, and we expect this pricing environment to continue as banks compete for sources of liquidity and funding to replace funding which may not be available in the current environment. TSFG is subject to certain limitations under the Consent Order which limit the rates paid on brokered deposits and a variety of customer deposit products.

In April 2010, the FDIC approved an interim final rule extending the TAGP from June 30, 2010 to December 31, 2010. TSFG elected to continue its participation in the program, through which all noninterest-bearing transaction accounts and certain interest-bearing checking accounts are fully guaranteed by the FDIC for the entire amount in the account (see “Deposit Insurance”). The Dodd-Frank Act, signed into law July 21, 2010, permanently increases the statutory standard maximum deposit insurance amount to $250,000.  In addition, the Act provides, for all insured depository institutions, full deposit insurance coverage for noninterest-bearing transaction accounts for 2 years starting December 31, 2010.  TSFG estimates that deposits that are neither insured nor collateralized would increase from approximately $387 million at June 30, 2010 to approximately $449 million without the benefit of the TAGP, but incorporating benefits of the Dodd-Frank Act.

Table 19
Maturity Distribution of and Rates on Time Deposits
(dollars in thousands)

	Customer Time Deposits		Brokered Deposits		Total
	Balance	Average Rate	Balance	Average Rate	Balance

July 1, 2010 through September 30, 2010	$970,860	2.96%	$184,560	1.78%	$1,155,420
October 1, 2010 through December 31, 2010	350,096	2.23	234,969	3.63	585,065
After December 31, 2010	2,101,213	2.26	1,329,270	2.62	3,430,483
Total outstanding	$3,422,169	2.45%	$1,748,799	2.67%	$5,170,968

Borrowed Funds

Table 20 shows the breakdown of borrowed funds by type.

Table 20
Type of Borrowed Funds
(dollars in thousands)
	June 30,		December 31,
	2010	2009	2009
Short-Term Borrowings
Federal funds purchased and repurchase agreements	$25	$25	$25
Customer sweep accounts	256,478	330,765	316,690
Treasury, tax and loan note	6,764	12,364	5,987
Total short-term borrowings	263,267	343,154	322,702

Long-Term Borrowings
Repurchase agreements	125,000	125,000	125,000
FHLB advances, net of discount	752,012	762,188	752,646
Subordinated notes	206,704	206,704	206,704
Mandatorily redeemable preferred stock of REIT subsidiary	31,800	31,800	31,800
Note payable	690	743	719
Total long-term borrowings	1,116,206	1,126,435	1,116,869
Total borrowings	1,379,473	1,469,589	1,439,571
Less: Customer sweep accounts	(256,478)	(330,765)	(316,690)
Add: Brokered deposits (1)	1,748,799	2,055,772	1,946,101
Total wholesale borrowings	$2,871,794	$3,194,596	$3,068,982

Wholesale borrowings as a % of total assets	24.8%	25.4%	25.8%

 (1)  TSFG includes brokered deposits in total deposits on its consolidated balance sheet.

TSFG uses both short-term and long-term borrowings to fund net growth of assets in excess of deposit growth. In the first six months of 2010, average borrowings totaled $1.4 billion, compared with $2.2 billion in the first six months of 2009. Period-end wholesale borrowings decreased $197.2 million since December 31, 2009, primarily due to a decrease in brokered CDs. During 2009, TSFG began shifting into borrowings with remaining maturities of more than one year in order to strengthen liquidity.

Capital and Liquidity

Capital

Based on capital ratios at June 30, 2010, and under the terms of the Consent Order, Carolina First Bank is considered “adequately capitalized” under applicable regulatory definitions.

On May 16, 2010, the Company entered into a definitive agreement with TD providing for the merger of The South Financial Group with a wholly-owned subsidiary of TD. Completion of the merger requires, among other things, the approval of The South Financial Group’s shareholders and customary regulatory approvals. See Item 1, Note 13, Definitive Agreement, for additional information regarding the proposed transaction. There can be no assurance that the merger will be consummated or, if consummated, when the merger will occur.

If the merger is not consummated and if TSFG is otherwise unable to raise capital, due to existing regulatory restrictions on cash payments between Carolina First Bank and TSFG, TSFG may be unable to discharge its liabilities in the normal course of business. There can be no assurance that TSFG will be successful in any efforts to raise capital during 2010. The pursuit of strategic transaction alternatives may also involve significant expenses and management time and attention.

Shareholders' equity totaled $616.8 million, or 5.3% of total assets, at June 30, 2010 compared with $993.2 million, or 8.3% of total assets, at December 31, 2009. Shareholders’ equity decreased primarily due to the net losses in the first six months of 2010. Tangible common equity to tangible assets decreased to 2.33% at June 30, 2010, compared to 3.67% at December 31, 2009. During the first six months of 2010, TSFG contributed $30 million to its subsidiary bank as a capital contribution.

TSFG’s unrealized gain on securities available for sale and cash flow hedges, net of tax, which is included in accumulated other comprehensive income, increased to $43.6 million at June 30, 2010, compared with $30.9 million at

December 31, 2009 due primarily to a decrease in long-term interest rates. Subsequent to quarter-end, TSFG sold substantially all of the debt securities portfolio and realized gains of approximately $54.4 million.

Common book value per common share at June 30, 2010 and December 31, 2009 was $1.31 and $3.05, respectively. The decrease in common book value per common share was primarily due to the net loss during the period. Common tangible book value per common share at June 30, 2010 and December 31, 2009 was $1.25 and $1.98, respectively. Tangible book value was below book value as a result of intangibles associated with acquisitions of entities and assets accounted for as purchases. However, the difference declined at the end of the second quarter due to the write off of the remaining goodwill. At June 30, 2010, intangible assets totaled $13.7 million and will continue to be amortized.

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

Table 21
Capital Ratios

	June 30, 2010	To Be Well Capitalized Under Prompt Corrective Action Provisions (1)	To Be Adequately Capitalized Under Prompt Corrective Action Provisions (1)
TSFG
Total risk-based capital	8.52%	n/a	n/a
Tier 1 risk-based capital	10.24	n/a	n/a
Leverage ratio	6.11	n/a	n/a

Carolina First Bank (2)
Total risk-based capital	8.24%	10.00%	8.00%
Tier 1 risk-based capital	9.85	6.00	4.00
Leverage ratio	5.90	5.00	4.00

(1)
The ratios presented are the amounts to be well capitalized and adequately capitalized under the various regulatory capital requirements administered by the federal banking agencies. On April 30, 2010, Carolina First Bank became subject to the Consent Order with the FDIC which requires that within 120 days of the Consent Order, Carolina First Bank must increase its Tier 1 leverage ratio to 8% and its total risk-based capital ratio to 12%. Regardless of the Bank’s capital ratios, it is unable to be classified as “well capitalized” while it is operating under the Consent Order.

(2)	At June 30, 2010, Carolina First Bank was considered adequately capitalized by regulatory standards and as a result of the Consent Order.

At June 30, 2010, trust preferred securities and shares of mandatorily redeemable preferred stock of a REIT subsidiary (“REIT preferred securities”) included in tier 1 capital totaled $200.5 million and $26.3 million, respectively. Under current regulatory guidelines and subject to certain limitations, debt associated with trust and REIT preferred securities qualifies for tier 1 capital treatment for TSFG, although the allowable amounts can change as equity declines below certain levels. While a complete review of all the rules is beyond the scope of this document, it is important to be aware of certain limits that have begun to impact the Company’s ratios. The limitation regarding the inclusion of trust and REIT preferred securities in capital calculations impacts only the ratios calculated at the consolidated level and, accordingly, is not applicable to the Carolina First Bank ratios. (The trust preferred securities are not included in Carolina First Bank’s tier 1 capital since the related subordinated notes were issued by the parent company.) Regulatory rules allow trust and REIT preferred securities to be included in tier 1 capital up to 25.0% of the sum of selected tier 1 capital elements, including the trust and REIT preferred securities. At June 30, 2010, trust and REIT preferred securities accounted for 31.0% of TSFG’s tier 1 capital. Consequently, $35.8 million of trust and REIT preferred securities were excluded from tier 1 capital (there is no limitation on the amount included in total risk based capital). Effective March 31, 2011, the 25.0% limitation will become more restrictive and could cause the Company’s tier 1 capital ratios to be negatively impacted.

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

Liquidity is managed at two levels. The first is the liquidity of the parent company, which is the holding company that owns Carolina First Bank, the banking subsidiary. The second is the liquidity of the banking subsidiary. The management of liquidity at both levels is essential because the parent company and banking subsidiary each have different funding needs and sources, and each are subject to certain regulatory guidelines and requirements. In addition, Carolina First Bank is subject to limitations on the amount of funds that may be transferred to the parent company. At June 30, 2010, Carolina First Bank could not pay any dividend to the parent company.

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

As noted in Table 22 which follows, TSFG has $1.7 billion of time deposits maturing over the remainder of 2010, with maturities of customer and brokered CDs accounting for $1.3 billion and $0.4 million, respectively. TSFG expects to replace maturing customer CDs through ongoing efforts to grow customer deposits and various deposit campaigns. TSFG’s ability to replace maturing customer CDs and grow customer funding could be limited due to the deposit rate restrictions imposed by the Consent Order. Additionally, the Company cannot replace maturing brokered CDs without the prior approval of the FDIC. TSFG expects to absorb brokered CD maturities and any declines in customer funding through liquidity reserves, comprised of surplus cash or unpledged securities, which totaled $1.9 billion as of June 30th.

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

Under normal business conditions, the sources above are adequate to meet both the short-term and long-term funding needs of the Company; however, TSFG’s contingency funding plan establishes early warning triggers to alert management to potential negative liquidity trends. The plan provides a framework to manage through various scenarios – including identification of alternative actions and an executive management team to navigate through a crisis. Limits ensure that liquidity is sufficient to manage through crises of various degrees of severity, triggered by TSFG-specific events, such as regulatory actions, significant adverse changes to earnings, credit quality or credit ratings, or general industry or market events, such as market instability or adverse changes in the economy. Deposit balances which are not covered by FDIC insurance total approximately $764 million currently, and would increase to approximately $1.1 billion without the benefit of the FDIC’s TAGP, currently scheduled to expire at December 31, 2010. A significant portion of uninsured deposits are public fund deposits which are collateralized by investment securities. Loss of collateralized deposits in a liquidity crisis would be essentially liquidity-neutral to the extent released collateral could be sold or used to secure replacement wholesale funding.  Thus, the primary deposit-related liquidity risk relates to balances which are neither insured nor collateralized, which total approximately $387 million currently, and would increase to approximately $449 million without the benefit of the TAGP, but incorporating the benefits of the Dodd-Frank Act. Public deposits which are currently insured but which would be uninsured and would therefore require collateralization without the benefit of the TAGP totaled approximately $252 million at June 30, 2010. Liquidity reserves of $1.9 billion, comprised of $923 million of free securities and $1.0 billion of excess cash held at the Federal Reserve, would meet incremental collateral and liquidity needs in a crisis scenario. If a liquidity issue presents itself, deposit promotions would be expected to yield significant in-flows of cash, but could be limited based on limitations on maximum interest rates imposed by the Consent Order.

If the TD merger is not consummated, there is no assurance that TSFG will be able to obtain new borrowings or issue additional equity on terms that are satisfactory. As a result, TSFG is currently maintaining a cash position in excess of normal levels. TSFG is also evaluating additional capital and cash management strategies including the potential sale of selected assets. While liquidity is an ongoing challenge for all financial institutions, management believes that TSFG’s liquidity reserves and efforts to grow core deposits are sufficient to provide the necessary funding for the remainder of 2010.

In managing its liquidity needs, TSFG focuses on its existing assets and liabilities, as well as its ability to enter into additional borrowings, and on the manner in which they combine to provide adequate liquidity to meet our needs. Table 22 summarizes future contractual obligations based on maturity dates as of June 30, 2010. Table 22 does not include payments which may be required under employment and deferred compensation agreements. In addition, Table 22 does not include payments required for interest and income taxes (see Item 1, Consolidated Statements of Cash Flows for details on interest and income taxes paid for the six months ended June 30, 2010).

Table 22
Contractual Obligations
(dollars in thousands)
	Payments Due by Period
	Total	Remainder of 2010	2011 and 2012	2013 and 2014	After 2014
Customer time deposits	$3,422,169	$1,320,956	$2,022,702	$41,056	$37,455
Brokered deposits	1,748,799	419,529	1,228,437	67,065	33,768
Total time deposits	5,170,968	1,740,485	3,251,139	108,121	71,223
Short-term borrowings	263,267	263,267	-	-	-
Long-term debt - parent company	206,704	-	-	-	206,704
Long-term debt - Carolina First Bank	910,807	90	681,416	200,267	29,034
Total long-term debt	1,117,511	90	681,416	200,267	235,738
Operating leases	166,809	8,539	34,180	29,666	94,424
Total contractual obligations	$6,718,555	$2,012,381	$3,966,735	$338,054	$401,385

TSFG enters into agreements in the normal course of business to extend credit to meet the financial needs of its customers. For amounts and types of such agreements at June 30, 2010, see “Off-Balance Sheet Arrangements.” Increased demand for funds under these agreements would reduce TSFG’s available liquidity and could require additional sources of liquidity.

Results of Operations

Net Interest Income

Net interest income is TSFG’s primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and dividends on investment securities, and the interest incurred for the liabilities to support such assets. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate incurred on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis based on a 35% marginal federal income tax rate. Table 23 presents average balance sheets and a net interest income analysis on a tax-equivalent basis for the three and six months ended June 30, 2010 and 2009.

Table 23
Comparative Average Balances - Yields and Costs
(dollars in thousands)
	Three Months Ended June 30,
	2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
Assets	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Commercial loans	$6,413,941	$73,178	4.58%	$7,900,570	$83,970	4.26%
Consumer loans	1,276,308	14,723	4.63	1,443,823	17,282	4.80
Indirect loans	190,716	3,610	7.59	530,875	9,544	7.21
Risk management derivatives tied to loans	-	3,685		-	11,027
Total loans (1)	7,880,965	95,196	4.84	9,875,268	121,823	4.95
Investment securities, taxable (2)	2,272,036	17,468	3.08	1,680,893	18,140	4.32
Investment securities, nontaxable (2) (3)	12,559	170	5.41	246,001	3,188	5.18
Total investment securities	2,284,595	17,638	3.09	1,926,894	21,328	4.43
Federal funds sold and interest-bearing bank balances (4)	782,113	489	0.25	73,170	-	-
Total earning assets	10,947,673	$113,323	4.15	11,875,332	$143,151	4.83
Non-earning assets	1,051,857			1,210,224
Total assets	$11,999,530			$13,085,556

Liabilities and Shareholders' Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$988,381	$605	0.25	$1,036,339	$724	0.28
Savings	370,986	670	0.72	208,856	472	0.91
Money market	1,871,664	4,027	0.86	1,924,037	6,726	1.40
Time deposits, excluding brokered deposits	3,364,889	20,925	2.49	3,067,471	26,581	3.48
Brokered deposits	1,860,820	11,819	2.55	1,954,201	15,038	3.09
Total interest-bearing deposits	8,456,740	38,046	1.80	8,190,904	49,541	2.43
Customer sweep accounts	248,938	206	0.33	362,342	245	0.27
Other borrowings	1,124,888	5,543	1.98	1,682,118	6,319	1.51
Total interest-bearing liabilities	9,830,566	43,795	1.79	10,235,364	56,105	2.20
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,111,239			1,074,739
Other noninterest-bearing liabilities	163,920			235,432
Total liabilities	11,105,725			11,545,535
Shareholders' equity	893,805			1,540,021
Total liabilities and shareholders' equity	$11,999,530			$13,085,556
Net interest income (tax-equivalent)		$69,528	2.55%		$87,046	2.94%
Less: tax-equivalent adjustment (3)		60			1,116
Net interest income		$69,468			$85,930

Supplemental data:
Customer funding (5)	$7,956,097	$26,433	1.33%	$7,673,784	$34,748	1.82%
Wholesale borrowings (6)	2,985,708	17,362	2.33	3,636,319	21,357	2.36
Total funding (7)	$10,941,805	$43,795	1.61%	$11,310,103	$56,105	1.99%

(1)	Nonaccrual loans are included in average balances for yield computations.
(2)	The average balances for investment securities exclude the unrealized gain/loss recorded for available for sale securities.
(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
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

Table 23 (continued)
Comparative Average Balances - Yields and Costs
(dollars in thousands)
	Six Months Ended June 30,
	2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
Assets	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Commercial loans	$6,572,811	$148,197	4.55%	$7,993,050	$167,764	4.23%
Consumer loans	1,288,143	29,609	4.64	1,468,903	34,848	4.78
Indirect loans	203,588	7,684	7.61	569,000	20,389	7.23
Risk management derivatives tied to loans	-	8,566		-	22,941
Total loans (1)	8,064,542	194,056	4.85	10,030,953	245,942	4.94
Investment securities, taxable (2)	2,185,685	34,954	3.20	1,767,043	38,688	4.38
Investment securities, nontaxable (2) (3)	20,483	527	5.15	256,243	6,625	5.17
Total investment securities	2,206,168	35,481	3.22	2,023,286	45,313	4.48
Federal funds sold and interest-bearing bank balances (4)	617,349	773	0.25	98,640	1	-
Total earning assets	10,888,059	$230,310	4.26	12,152,879	$291,256	4.83
Non-earning assets	1,074,385			1,166,663
Total assets	$11,962,444			$13,319,542

Liabilities and Shareholders' Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$1,024,776	$1,303	0.26	$1,083,635	$1,589	0.30
Savings	358,238	1,515	0.85	202,948	1,001	0.99
Money market	1,963,486	9,492	0.97	1,919,010	14,505	1.52
Time deposits, excluding brokered deposits	3,156,700	39,482	2.52	3,133,084	55,448	3.57
Brokered deposits	1,861,832	23,938	2.59	1,930,136	31,841	3.33
Total interest-bearing deposits	8,365,032	75,730	1.83	8,268,813	104,384	2.55
Customer sweep accounts	266,620	431	0.33	408,803	543	0.27
Other borrowings	1,125,694	10,971	1.97	1,790,344	13,062	1.47
Total interest-bearing liabilities	9,757,346	87,132	1.80	10,467,960	117,989	2.27
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,099,749			1,048,217
Other noninterest-bearing liabilities	168,937			233,099
Total liabilities	11,026,032			11,749,276
Shareholders' equity	936,412			1,570,266
Total liabilities and shareholders' equity	$11,962,444			$13,319,542
Net interest income (tax-equivalent)		$143,178	2.65%		$173,267	2.87%
Less: tax-equivalent adjustment (3)		185			2,319
Net interest income		$142,993			$170,948

Supplemental data:
Customer funding (5)	$7,869,569	$52,223	1.34%	$7,795,697	$73,086	1.89%
Wholesale borrowings (6)	2,987,526	34,909	2.36	3,720,480	44,903	2.43
Total funding (7)	$10,857,095	$87,132	1.62%	$11,516,177	$117,989	2.07%

(1)	Nonaccrual loans are included in average balances for yield computations.
(2)	The average balances for investment securities exclude the unrealized gain/loss recorded for available for sale securities.
(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
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

Fully tax-equivalent net interest income decreased to $143.2 million for the first six months of 2010 from $173.3 million for the first six months of 2009 due to continued contraction in loan balances, increased liquidity, and maturing balance sheet hedges, partially offset by lower funding costs. The tax-equivalent net interest margin for the first six months of 2010 decreased to 2.65%, down 22 basis points from 2.87% for the same period in 2009. The margin decline was primarily driven by TSFG’s ongoing liquidity positioning, which reduced the net interest margin by approximately 25 basis points, as well as the impact of $855 million of balance sheet management hedges that matured in fourth quarter 2009, reducing net interest income by $3.2 million and the net interest margin by approximately 12 basis points.  These decreases were partially offset by lower funding costs, which improved the net interest margin.

Comparing second quarter 2010 to second quarter 2009, fully tax-equivalent net interest income decreased to $69.5 million for second quarter 2010 from $87.0 million for second quarter 2009. The tax-equivalent net interest margin for second quarter 2010 decreased to 2.55%, down 39 basis points from 2.94% for second quarter 2009, primarily due to an increased level of excess cash maintained as a liquidity management measure and maturing balance sheet hedges, partially offset by downward pricing of deposits, particularly time deposits.

TSFG’s average earning assets were $10.9 billion for the first six months of 2010 compared to $12.2 billion for the first six months of 2009. Average loans as a percentage of average earning assets were 74.1% for the first six months of 2010 compared to 82.5% for the first six months of 2009. At June 30, 2010, approximately 54% of TSFG’s accruing loans were variable rate loans, the majority of which are tied to the prime rate. At June 30, 2010, loans with floating rates, primarily limited to prime or LIBOR, included loans with floors totaling $1.3 billion with an average floor of 5.16%. The Company uses certain interest rate swaps to hedge the cash flows of certain pools of variable rate loans tied to prime or LIBOR. Certain of these swaps with a notional amount of $265.0 million were terminated or de-designated in the first half of 2010.  The current balance left in OCI relating to these hedges is a pre-tax gain of approximately $8.9 million that will be amortized to the statement of operations as the hedged cash flows impact earnings.

Liquidity initiatives have had and are expected to continue to have a negative impact on the net interest margin due to the effect of low-yielding interest-bearing bank balances being included in average earning assets and the higher costs of longer-term funding exceeding the return on short-term assets. In addition, net interest income and the net interest margin have been negatively impacted by elevated levels of nonperforming assets and the reversal of accrued interest income as loans have been moved to nonaccrual status. In the first six months of 2010, liquidity initiatives had an approximate adverse impact of 25 basis points on the net interest margin, while credit had an approximate adverse impact of 33 basis points.

As stated previously in the section captioned “Recent Legislation Impacting the Financial Services Industry,” effective one year after the date of enactment, the Dodd-Frank Act repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on TSFG has not yet been determined, the Company expects interest costs associated with demand deposits to increase.

Provision for Credit Losses

The provision for credit losses is recorded in amounts sufficient to bring the allowance for loan losses and the reserve for unfunded lending commitments to a level deemed appropriate by management. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for credit losses was $209.0 million for the first six months of 2010, compared to $274.0 million for the first six months of 2009. The lower provision largely reflected a decrease in the rate of migration of loans into higher risk categories.

Net loan charge-offs were $181.5 million, or 4.55% (annualized) of average loans held for investment, for the first six months of  2010, compared with $229.7 million, or 4.63% (annualized), for the first six months of 2009. The allowance for credit losses equaled 5.23% of loans held for investment as of June 30, 2010, compared to 4.45% and 3.11%, respectively, as of December 31, 2009 and June 30, 2009. Management expects the level of charge-offs and provision expense to remain elevated due to the current credit environment. See “Loans,” “Credit Quality,” and “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments.”

Noninterest Income

Table 24 shows the components of noninterest income.

Table 24
Components of Noninterest Income
(dollars in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service charges on deposit accounts	$9,385	$9,535	$18,608	$18,803
Debit card income, net	2,564	2,168	4,780	4,093
Customer service fee income	1,189	1,264	2,315	2,473
Total customer fee income	13,138	12,967	25,703	25,369

Insurance income	1,584	1,765	3,460	4,222
Retail investment services, net	1,603	1,646	3,190	3,656
Trust and investment management income	1,161	1,495	2,263	2,960
Benefits administration fees	-	571	-	1,213
Total wealth management income	4,348	5,477	8,913	12,051

Bank-owned life insurance income	4,480	2,560	6,924	5,062
Mortgage banking income	1,493	2,050	2,782	3,255
Gain on certain derivative activities	573	1,085	632	2,220
Merchant processing income, net	-	817	-	1,427
Gain on securities, net	10,487	4,580	10,098	1,626
Other	2,446	2,736	3,045	5,003
Total noninterest income	$36,965	$32,272	$58,097	$56,013

Noninterest income increased to $58.1 million in the first six months of 2010 from $56.0 million in the first six months of 2009, driven primarily by a $10.1 million net gain on securities, partially offset by decreases in several other categories.  Total wealth management income decreased due to the effects of the economic downturn, resulting in lower asset valuations, and the sale of two ancillary businesses (retirement plan administrator and financial planning group) during the third quarter of 2009.  Mortgage banking income decreased 14.5% in the first six months of 2010 compared to the first six months of 2009. Mortgage loans originated by TSFG originators totaled $125.7 million and $201.9 million in the first six months of 2010 and 2009, respectively. Gain on certain derivative activities decreased in the first half of 2010 partly due to a reduction in both ineffectiveness and acceleration of gains of cash flow hedges (many of which matured or were terminated in fourth quarter 2009 and first quarter 2010). Debit card income improved in the first six months of 2010, as increased transactions led to an increase in this line item. Bank owned life insurance income increased $1.9 million in the first half of 2010 compared to the first half of 2009, while merchant processing income was eliminated with the sale of the merchant line of business in the third quarter of 2009.

Reductions in the values of our customer swap portfolio attributable to increased credit adjustments resulted in a net loss on customer swaps of $880,000 for the first six months of 2010 (included in other noninterest income), compared to $819,000 of income in the first six months of 2009. For the three months ended June 30, 2010, reductions in the values of our customer swap portfolio resulted in a net gain of $436,000 compared to $574,000 of income in first quarter 2009. At June 30, 2010, the fair value of swaps in this portfolio which were in an asset position was $32.4 million, net of a $1.6 million established reserve for credit losses.

Comparing second quarter 2010 to first quarter 2010, noninterest income increased to $37.0 million from $21.1 million, primarily due to a $10.5 million net gain on securities in second quarter 2010, as well as a $2 million increase in bank owned life insurance income due to the receipt of a death benefit, a $2.0 million decrease in credit valuation adjustments on customer swaps, and higher customer fee and mortgage income.

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

As stated previously in the section captioned “Recent Legislation Impacting the Financial Services Industry,” the Dodd-Frank Act amended the EFTA to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as Carolina First Bank. Because of the uncertainty as to any future rulemaking by the Federal Reserve, TSFG cannot provide any assurance as to the ultimate impact of the Dodd-Frank Act on the amount of point of sale income from PIN-based debit card transactions reported in future periods.

Noninterest Expenses

Table 25 shows the components of noninterest expenses.

Table 25
Components of Noninterest Expenses
(dollars in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Salaries and wages, excluding employment contracts and severance	$29,085	$34,739	$58,921	$69,930
Employment contracts and severance	-	829	878	829
Employee benefits	6,793	8,925	11,305	17,848
Total salaries and wages and employee benefits	35,878	44,493	71,104	88,607

Goodwill impairment	214,118	2,511	214,118	2,511
Occupancy	9,771	9,506	19,471	18,942
Regulatory assessments	8,708	6,479	15,858	11,134
FDIC special assessment	-	5,700	-	5,700
Loss on other real estate owned	9,394	12,873	14,886	12,997
Furniture and equipment	6,335	6,801	12,941	13,746
Loan collection and foreclosed asset expense	5,940	7,247	10,632	12,138
Loss on nonmortgage loans held for sale	-	9,461	-	11,299
Professional services	5,295	4,351	10,624	8,858
Project NOW expense	-	281	-	1,579
Telecommunications	1,563	1,551	3,099	3,077
Advertising and business development	986	2,109	2,155	3,390
Amortization of intangibles	1,008	1,286	2,017	2,577
Loss on repurchase of auction rate securities	-	-	-	676
Impairment of long lived assets	-	17,376	-	17,376
Gain on early extinguishment of debt	-	(2,991)	-	(3,043)
Other	6,457	7,154	12,201	14,865
Total noninterest expenses	$305,453	$136,188	$389,106	$226,429
Noninterest expenses increased to $389.1 million in the first six months of 2010 from $226.4 million in the first six months of 2009, largely due to the goodwill impairment charge related to TSFG’s Carolina First Banking segment and insurance operations. The increase in noninterest expenses related to the goodwill impairment was partially offset by decreases in salaries and wages (excluding severance related benefits). During the first half of 2009, noninterest expenses included impairment charges of $17.4 million primarily on the campus facility, loss of $11.3 million on nonmortgage loans held for sale, and $5.7 million for an FDIC special assessment charge.  Salaries and wages and employee benefits decreased $17.5 million for the first six months of 2010 compared to the first six months of 2009, as full-time equivalent employees declined to 2,066 at June 30, 2010 from 2,345 at June 30, 2009. In the first six months of 2010, TSFG recorded severance related benefits of $878,000 associated with staff reduction initiatives implemented during the first half of 2010. Regulatory assessments, excluding the FDIC special assessment, increased $4.7 million in the first half of 2010 based in part on TSFG’s participation in the TAGP related to noninterest-bearing deposit accounts and across-the-board rate increases designed to replenish the FDIC’s Deposit Insurance Fund. FDIC insurance premiums are expected to increase based in part on the adoption of a uniform three-basis point increase to assessment rates effective on January 1, 2011 (see “Deposit Insurance”). Further actions by regulatory agencies could also cause our assessments to increase. Loss on OREO increased $1.9 million due primarily to write-downs on OREO.

Comparing second quarter 2010 to first quarter 2010, noninterest expenses increased to $305.5 million from $83.7 million, primarily due to the goodwill impairment charge, write-downs on OREO and higher FDIC insurance premiums. Credit-related noninterest expenses (which include loan collection and foreclosed asset expenses, gains or losses on nonmortgage loans held for sale, and losses on other real estate owned) and FDIC insurance premiums increased $6.7 million over first quarter, primarily from increases in OREO write-downs, a full quarter of higher FDIC insurance premiums and increases in loan collection costs.

Noninterest expenses can be volatile due to the level of collection efforts on nonperforming loans, holding costs of foreclosed property, and the timing of write-downs on foreclosed properties due to declines in value of properties or as updated information is obtained.

Income Taxes

Income tax benefit as a percentage of pretax loss was 1.07% and 1.73%, respectively, for the three and six months ended June 30, 2010. Income tax expense differed from the amount computed by applying TSFG’s statutory U.S. federal income tax rate of 35% to pretax loss for the three and six months ended June 30, 2010 primarily due to the valuation allowance recorded against the net deferred tax asset. The recorded benefit reflects the impact on the deferred tax valuation allowance of the increase to accumulated other comprehensive income (“OCI”). Income tax benefit as a percentage of pretax loss was 39.9% and 40.0%, respectively, for the three and six months ended June 30, 2009. Income tax benefit differed from the amount computed by applying TSFG’s statutory U.S. federal income tax rate of 35% to pretax income for the three and six months ended June 30, 2009 primarily as a result of permanent tax preference items and credits. Until the valuation allowance is released, income taxes from operations will generally reflect tax benefits recognized year-to-date from changes in OCI and adjustments to tax reserves, if any.

At June 30, 2010, TSFG had federal income tax net operating loss (NOL) carryforwards of $495 million that will expire in 2029 and 2030. The ability of TSFG to utilize NOL carryforwards to reduce future federal taxable income and the federal income tax liability of the Company may be subject to various limitations under Section 382 of the Internal Revenue Code of 1986, as amended. The utilization of such carryforwards may be limited upon the occurrence of certain events, including the issuance or exercise of rights to acquire stock, the purchase or sale of stock by 5% stockholders, as defined in the Treasury regulations, and the offering of stock by TSFG which results in an aggregate change of more than 50% in the beneficial ownership of TSFG during any three-year period. If the transaction with TD Bank (see Note 13) is consummated, the utilization of the NOL, other tax attributes, and certain unrealized built-in losses could be limited to approximately $156 million.  For additional information regarding these potential limitations, refer to TSFG’s Annual Report on Form 10-K for the year ended December 31, 2009, specifically the section captioned “Critical Accounting Policies and Estimates – Income Taxes” in Item 7.

Enterprise Risk Management

Pages 68 through 72 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2009 provide a discussion of overall Enterprise Risk Management, Derivatives and Hedging Activities, Economic Risk, Credit Risk, Liquidity Risk, Operational Risk, and Compliance and Litigation Risk.

Market Risk and Asset/Liability Management

There has been no significant change to the market risk and asset/liability management methodology as disclosed in TSFG’s 2009 Form 10-K. The interest sensitivity analysis which follows has been updated for June 30, 2010 numbers.

Interest Sensitivity Analysis. As discussed on pages 68 and 69 of TSFG’s 2009 Form 10-K, TSFG uses a simulation model to analyze various interest rate scenarios in order to monitor interest rate risk. The information presented in Tables 26 and 27 are not projections, and are presented with static balance sheet positions. This methodology allows for an analysis of our inherent risk associated with changes in interest rates. There are some similar assumptions used in both Table 26 and 27. These include, but are not limited to, the following:

•	a static balance sheet for net interest income analysis;
•	as assets and liabilities mature or reprice they are reinvested at current rates and keep the same characteristics (i.e., remain as either variable or fixed rate) for net interest income analysis;
•	mortgage-backed securities prepayments are based on historical industry data (given the current economic and regulatory environment, uncertainty regarding future prepayments is heightened);
•	loan prepayments are based upon historical bank-specific analysis and historical industry data;

•	deposit retention and average lives are based on historical bank-specific analysis;
•	whether callable/puttable assets and liabilities are called/put is based on the implied forward yield curve for each interest rate scenario; and
•	management takes no action to counter any change.

Table 26 reflects the sensitivity of net interest income to changes in interest rates. It shows the effect that the indicated changes in interest rates would have on net interest income over the next 12 months compared with the base case or flat interest rate scenario. The base case or flat scenario assumes interest rates stay at June 30, 2010, and 2009 levels, respectively. The overall interest rate risk position of TSFG reflects continued asset sensitivity, reflecting high liquidity levels and increases in time deposits. Given the sales of investment securities and partial reinvestment in short-term agency securities subsequent to June 30, 2010, the Company expects its asset sensitive position to have increased substantially. This increase in asset sensitivity reflects the higher proportion of short-term securities than it held at June 30, 2010.

Table 26
Net Interest Income at Risk Analysis
Interest Rate Scenario (1)	Annualized Hypothetical Percentage Change in Net Interest Income June 30,
	2010	2009
2.00%	2.3%	3.2%
1.00	1.8	1.6
Flat	-	-
(1.00)(2)	n/a	n/a
(2.00)(2)	n/a	n/a

(1)	Net interest income sensitivity is shown for gradual rate shifts over a 12 month period.
(2)	Due to the current low rate environment, downward rate shifts were not run.

On July 21, 2010, the Dodd-Frank Act was signed into law (see the section captioned “Recent Legislation Impacting the Financial Services Industry” included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report). The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Company has not yet been determined, TSFG expects interest costs associated with demand deposits to increase. Furthermore, TSFG’s balance sheet is expected to become less asset sensitive.

Table 27 reflects the sensitivity of the economic value of equity (“EVE”) to changes in interest rates. EVE is a measurement of the inherent, long-term balance sheet-related economic value of TSFG (defined as the fair value of all assets minus the fair value of all liabilities and their associated off balance sheet amounts) at a given point in time. Table 27 shows the effect that the indicated changes in interest rates would have on the fair value of net assets at June 30, 2010 and 2009, respectively, compared with the base case or flat interest rate scenario. The base case or flat scenario assumes interest rates stay at June 30, 2010 and 2009 levels, respectively. The change in the percentage change in EVE at June 30, 2010 compared to June 30, 2009 is due primarily to the increased liquidity position of TSFG.

Table 27
Economic Value of Equity Risk Analysis
Interest Rate Scenario (1)	Annualized Hypothetical Dollar Change in Economic Value of Equity June 30,
	2010	2009
2.00%	$36,490	$(80,897)
1.00	33,936	(32,765)
Flat	-	-
(1.00)(2)	n/a	n/a
(2.00)(2)	n/a	n/a

(1)	The rising 100 and 200 basis point and falling 100 and 200 basis point interest rate scenarios assume an instantaneous and parallel change in interest rates along the entire yield curve.
(2)	Due to the current low rate environment, downward rate shifts were not run.

There are material limitations with TSFG’s models presented in Tables 26 and 27, which include, but are not limited to, the following:

•	the flat scenarios are base case and are not indicative of historical results;
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At June 30, 2010, TSFG’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated its disclosure controls and procedures as currently in effect. Based on this evaluation, TSFG’s management concluded that as of June 30, 2010, TSFG’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by TSFG in the reports filed or submitted by it under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by TSFG in such reports was accumulated and communicated to TSFG’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

TSFG continually assesses the adequacy of its internal control over financial reporting and strives to enhance its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in TSFG’s internal control over financial reporting identified in connection with its assessment during the quarter ended June 30, 2010 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, TSFG’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

As previously disclosed, on May 16, 2010, TSFG, TD and a wholly owned subsidiary of TD entered into the Merger Agreement (providing for the Merger of TSFG with a TD subsidiary) and a share purchase agreement (the “Share Purchase Agreement”), pursuant to which TD agreed to purchase 100 newly issued shares of TSFG’s Series M Preferred Stock (the “Issuance”), which will vote together with TSFG common stock as a single class and represent 39.9% of the total voting power of holders of TSFG capital stock entitled to vote, for consideration of 1,000 TD common shares.

Subsequent to the entry into the Merger Agreement, two purported class action lawsuits were filed in the South Carolina Court of Common Pleas (the “Court”) relating to the transactions contemplated by the Merger Agreement and the Share Purchase Agreement, each on behalf of a putative class of TSFG stockholders and each naming TSFG, the TSFG directors, and TD as defendants.  Those actions were consolidated on June 28, 2010, under the caption In re The South Financial Group, Inc., CA No. 2010-CP-23-2001 (the “Action”).

The plaintiffs in the Action generally challenge the proposed Merger and Issuance.  On July 22, 2010, the defendants entered into a memorandum of understanding (the “MOU”) with the plaintiffs regarding the settlement of the Action.  In connection with the settlement contemplated by the MOU, TD agreed not to engage in any additional purchases of TSFG common stock from July 22, 2010 through the record date for the special meeting of TSFG shareholders to vote on the Merger.  In addition, TSFG and TD agreed to make certain additional disclosures relating to the Merger in the registration statement on Form F-4 to be filed with the Securities Exchange Commission by TD that includes a preliminary proxy statement for the purposing of soliciting the vote of TSFG shareholders.

The MOU contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including Court approval following notice to TSFG’s shareholders. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the proposed Merger, the Merger Agreement and the transactions contemplated thereby, and any disclosure made or shareholder vote held in connection therewith, pursuant to terms that will be disclosed to shareholders prior to final approval of the settlement.  Upon Court approval, plaintiffs’ attorneys are expected to apply for an award of attorneys’ fees and expenses. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the MOU may be terminated.

See Note 10 to the Consolidated Financial Statements for a discussion of legal proceedings.

Item 1A.  Risk Factors

Except as referenced below, there have been no material changes to the risk factors previously disclosed under Item 1A (pages 10-19) of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Risk Factors”).

The Risk Factors should be read in light of the fact that the Consent Order and the Fed Agreement have been entered into, as discussed above. While the Company cannot predict the impact of the Consent Order and the Fed Agreement, failure to meet the obligations set forth in these agreements could have a material adverse effect (including resulting in a potential receivership with respect to the Bank) on the Company and its operations. If the Company is unable to raise the capital required or otherwise comply with the terms of the Consent Order, further regulatory actions (including actions up to the implementation of a receivership) could be taken, and its ability to operate as a going concern could be negatively impacted. Furthermore, because such consent orders are public, there could be an adverse customer or market reaction to the announcement of the Consent Order.

The Risk Factors should be read in light of the fact that the FDIC’s temporary transactional account guarantee program was extended through December 31, 2010.

The Risk Factor related to credit ratings should be read in light of the fact that Standard and Poor’s, Moody’s and DBRS have suspended their ratings of the Company.

The Risk Factors should be read in light of the fact that the Company has entered into a definitive agreement with TD providing for the merger of The South Financial Group and a wholly-owned subsidiary of TD. The definitive agreement was included as Exhibit 2.1 in TSFG’s Current Report on Form 8-K dated May 20, 2010.

In the event that the acquisition of the Company by TD is not consummated, the Company would be forced to pursue other strategic alternatives involving a sale of all or part of the Company and/or a capital raising transaction. It is uncertain whether the Company would be successful in the pursuit of such alternatives. Failure to successfully execute sale and/or capital-raising transactions would likely result in the Company being unable to continue as a going concern.

On May 16, 2010, the Company entered into a definitive agreement with TD providing for the merger of TSFG and a wholly-owned subsidiary of TD. Completion of the merger requires, among other things, the approval of TSFG’s shareholders and customary regulatory approvals. If these conditions to consummation are not met, and the merger agreement with TD is terminated (without the merger being consummated), TSFG would have to pursue other strategic alternatives, including separate or related transactions involving the sale of all or a part of the Company and/or capital raising transactions.  If TSFG were forced to pursue such alternatives, it is uncertain whether such could be done successfully. Such would depend upon a variety of factors, many of which are completely outside TSFG’s control. Failure to successfully execute such sale and/or capital-raising transactions, including transactions which adequately addressed the requirements of the Consent Order with the FDIC and the Written Agreement with the Federal Reserve Board, would likely result in the Company being unable to continue as a going concern. In addition, the failure to execute any subsequent strategic actions could also induce its banking regulators to take further action (including the implementation of a receivership), which could effectively terminate its operations.

Nasdaq may delist the shares of TSFG common stock upon the issuance of the Series M Preferred Stock to TD without shareholder approval which may adversely affect the market price and liquidity of the shares of TSFG’s common stock. If the merger is not consummated and TSFG is unable to relist its common stock on the Nasdaq Capital Market, the market price and liquidity of the shares of TSFG common stock may be further adversely affected.

The Audit Committee of TSFG’s Board of Directors determined that the issuance of the Series M Preferred Stock to TD without shareholder approval was necessary to avoid seriously jeopardizing the financial viability of TSFG, as contemplated by Nasdaq Rule 5635(f). Following announcement of the merger, however, the staff of Nasdaq informed TSFG that it has interpreted Rule 5635(f) to not apply in the specific context of the merger. Because there is no process for appealing this conclusion other than as part of the delisting appeal process, because the TD preferred share issuance remains an important requirement under the terms of the proposed transaction, and because the TSFG board determined that the issuance is in the best interests of TSFG, its shareholders and other constituents, TSFG has determined to proceed with the issuance of the Series M Preferred Stock to TD following the receipt of required regulatory approvals (and expiration of related waiting periods). Following the issuance, Nasdaq may initiate delisting proceedings. If Nasdaq initiates such proceedings, TSFG intends to exercise its right under Nasdaq’s rules to request a hearing on the matter before the Nasdaq Hearings Panel and will reassert its position that reliance upon the financial viability exception was appropriate under the circumstances. TSFG cannot predict the timing or outcome of any such process, but if shares of TSFG common stock were to be delisted prior to completion of the merger, the trading price and liquidity levels would likely be negatively impacted.

If the shares of TSFG common stock are ultimately delisted from the Nasdaq Capital Market, there is no guarantee that they will begin trading on the Over-the-Counter Bulletin Board, the “Pink Sheets” or any other established market. The delisting of TSFG’s common stock would likely negatively impact the trading price of TSFG common stock and result in a reduction of the liquidity of the common stock. Delisting could reduce the ability of holders of TSFG’s common stock to purchase or sell shares as quickly and as inexpensively as they could have done in the past. In addition, following any delisting, certain investors may become obligated by law or contractual mandate to sell their shares of TSFG common stock, TSFG common stock would not be eligible for margin loans and TSFG common stock would be subject to Rule 15g-9 of the Exchange Act.

If the merger is not consummated, TSFG may not be able to meet the criteria for relisting its shares of common stock on the Nasdaq Capital Market due to certain listing requirements. The listing requirements include a minimum bid price of $4.00 per share and a market value of publicly held shares of at least $15 million. The inability to relist the shares of TSFG common stock following any termination of the merger agreement may have further negative effects on the market price and liquidity of TSFG’s common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, TSFG repurchases shares of our common stock in private transactions and open-market purchases, as authorized by our Board. The amount and timing of stock repurchases will be based on factors, including but not limited to, management’s assessment of TSFG’s capital structure and liquidity, the market price of TSFG’s common stock  compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal, and accounting matters. TSFG did not record any stock repurchases for the three months ended June 30, 2010.

On May 17, 2010, 1,048 shares of Preferred Stock Series 2008D-V were converted into 161,230 common shares and 3,602 shares of Preferred Stock Series 2008D-NV were converted into 554,153 common shares.. This issuance of common shares was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 3a(9) thereof.

Item 3.  Defaults upon Senior Securities

During first quarter 2010, TSFG suspended dividend payments on its preferred stock and all remaining outstanding equity and capital instruments. (This suspension of dividends does not constitute a default under the applicable documents governing such instruments.) As a result, the Company is in arrears in the payment of dividends with respect to the Series 2008-T Preferred Stock, trust preferred securities, and REIT preferred securities, all of which are cumulative preferred securities. As of the date of the filing of this report, the arrearage with respect to the Series 2008-T Preferred Stock, trust preferred securities, and REIT preferred securities held by third parties was $8.8 million, $1.6 million, and $1.6 million, respectively, or $11.9 million in the aggregate.

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

Note for non-filed versions of this Form 10-Q
The above exhibits may be found on TSFG’s electronic filing of its June 30, 2010 Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”) and is accessible at no cost on TSFG’s web site, www.thesouthgroup.com, through the Investor Relations link. TSFG’s SEC filings are also available through the SEC’s web site at www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, TSFG has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The South Financial Group, Inc.

Date: August 6, 2010	/s/ James R. Gordon
James R. Gordon
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)